Form 10KSB
period 1997-06-30
VIKING RESOURCES INTERNATIONAL INC
filed 1998-09-03
CIK 836433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

                           Commission File No. 0-17269

                      Viking Resources International, Inc.
                      ------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                     59-3314928
             --------                                     ----------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

            5000 South Himes Avenue, Suite 332, Tampa, Florida 33611
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                   Issuer's telephone number - (813) 837-2295
                                                -------------

         Securities registered under Section 12 (b) of the Exchange Act:

                         Common Stock, $0.0001 Par Value
                         -------------------------------
                              (Title of each class)

                                     OTC:BB
                                     ------
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.    -0-
                                                            ---

As of June 30, 1997 the registrant had outstanding 6,081,500 shares of its Common Stock, par value of $0.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on June 30, 1997, was approximately $ 792,000 based on the average sales prices on the OTC:BB on such date (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes X;  No ___.

                      Viking Resources International, Inc.

                              Index to Form 10-KSB

                            Year Ended June 30, 1997

                                     PART I

Item 1.       Business Description                                                                        3 -4

Item 2.       Description of Properties                                                                   5

Item 3.       Legal Proceedings                                                                           5

Item 4.       Submission of Matters to Security Holders                                                   5


                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder Matters                       6

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations       7

Item 7.       Financial Statements and Supplementary Data                                                 F1 - F8

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        8


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant                                          8

Item 10.      Executive Compensation                                                                      9

Item 11.      Security Ownership of Certain Beneficial Owners and Management                              9

Item 12.      Certain Relationships and Related Transactions                                             10



                                     PART IV

Item 13.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K                          11



                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

Recent Developments
-------------------

          Viking Resources International, Inc., (formerly Viking Management Group, Inc.) (the "Company"), a Delaware corporation organized June 10, 1987, has been a development stage corporation which, after several failed acquisitions (see "History") in the recycling industry during 1995, has been in the process of restructuring and recapitalizing. After taking control of the Company in May of 1997, Dan O. Erickson, President/CFO has been working with new management to accomplish the Company's original mission in the recycling and environmental industry.

         On June 9, 1997, the Company elected Gerald L. Kuhr Chairman of the Board and Chief Executive Officer. Mr. Kuhr is also Chairman and CEO of EPi Systems International, Inc., which is engaged in international projects in the environmental and recycling industries and has subsequently been acquired by the Company. EPi has municipal solid waste (msw) processing contracts and is in the process of building a facility near the German and Polish border to recycle over one million tons of msw per year. From 1982 to 1992, Mr. Kuhr was President of the now publicly-traded Kuhr Technologies, Inc. (KTIE-NASDAQ) and was instrumental in building KTIE to over $300 million in assets.

         On June 24, 1997, the Company signed an agreement (effective July 1,
1997) to acquire Juleon, Inc., located in Clearwater, Florida. Juleon is currently involved in long-haul trucking and is in the process of setting up a multifaceted fiberglass product manufacturing operation. Juleon will manufacture a variety of fiberglass products including running boards for vans, pick-ups and recreational vehicles. Juleon is also developing the following new products: patentable interlocking roofing tile panels for the housing and commercial building industry and double-walled in-ground petroleum tanks which are being required by State and Federal mandates.

         On July 17, 1998, the Company agreed to the settlement of an old judgment in the amount of $250,000 for 1,000,000 shares of the Company's restricted common stock.

         On July 30, 1997, the Company signed an agreement effective August 1, 1997 to acquire EPi Systems International, Inc. (EPi) from the owner of EPi who is the current Chairman/CEO of the Company, Gerald L. Kuhr, for 6,000,000 shares of the Company's restricted common stock. According to Mr. Kuhr, EPi is currently under contract with a municipal solid waste (msw) collector to receive and process or recycle over 1 million tons of msw per year based upon a $14 USD per ton tipping fee paid to EPi. These tipping fees are being held in escrow until the plant is under construction. There is currently $10.15 million held in escrow for EPi as represented by Mr. Kuhr. The msw is being stored at a landfill site until construction of the planned $90 million processing facility is completed. The processing plant will be converting the bulk of the msw to fuel pellets to be sold to the utility industry in Europe. The acquisition of EPi adds over $6 million in shareholder equity to the Company.

         On August 26, 1997, the Company announced the signing of a purchase agreement to acquire a major hazardous waste recycling company in the Midwest. The plant currently is producing revenue of over $30 million per year and net profit of $3 million. Due to a request from the seller, the Company deferred actual closing and taking control of the operation based upon entering into negotiations to acquire a much larger part of the seller's environmental operations worldwide. The negotiations have been in process since that time. The Midwest plant should add over $30 million in shareholder equity to the Company.

History
-------

         The Company was incorporated as Opticorp, Inc. ("OPTI") on June 10, 1987 in the State of Florida. The Corporation entered a state of dormancy in 1992. In March 1995, OPTI merged with Opticorp, Inc. - Delaware ("OPTI") therefore, redomiciling the Company to Delaware.

         On May 17, 1995, OPTI changed its name to Viking Management Group, Inc. and began a strategy of acquiring and developing businesses related to the recycling and waste management industries. Viking Management Group, Inc. changed its name to Viking Resources International, Inc. (the "Company") on October 5, 1995.

         During the period of May, 1995 to January, 1996, the Company, having raised funding through a Reg. D 504 exempt offering, made several acquisitions in the recycling industry and non-recycling industries. These acquisitions and attempted acquisitions were unsuccessful due to a lack of additional funding and internal management conflicts. In January, 1996, the initial Chairman/CEO/President, Mark A. Taylor, and the Sr. VP-Acquisitions & Mergers, Rene Bouchard resigned. Mr. Erickson remained as the sole officer and director and has been involved in bringing the Company to its current status. During this period from January, 1996 through March, 1996 and October, 1996 through May, 1997, Mr. Erickson, with the help of an outside consultant, has been working to restructure and bring capital into the Company. In May, 1997, Mr. Erickson gained full control of the Company and with the appointment of Gerald L. Kuhr as Chairman/CEO moved forward with the current mission of the Company.

         On June 9, 1997, Gerald L. Kuhr was elected Chairman of the Board and Chief Executive Officer. Dan Erickson resigned his position as Chairman and remained as the Company's President/CFO/Director. Since this date, the Company has been moving forward on funding, adding management structure, and identifying profitable acquisitions to add value to the Company for its shareholders.

Employees
---------

         As of September 15, 1997, the Company has a total of 4 employees, including 2 in its Juleon subsidiary. These include 2 Viking officers, and 2 Juleon personnel, with other positions currently under negotiation to facilitate current expansion plans. None of the Company's employees are represented by Labor unions. The Company believes that its relationships with all of its employees are satisfactory. It is anticipated that the total number of employees will increase substantially as each acquisition is finalized.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company maintains its current offices in Tampa, Florida with an additional office maintained in the New York area to accommodate the Chairman's activities. The Company plans to move to new office facilities sometime over the next 12 months. The administrative and financial divisions of the Company will be housed in the Tampa, Florida facilities.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On August 13, the Internal Revenue service filed a lien against the Company and its officers for unpaid taxes in the amount of $138,472.66. The tax liability was incurred under prior management in 1995 and includes substantial penalties and interest which have accrued to date to a total of over $186,000. Currently, management is negotiating a settlement plan with the I.R.S. to satisfy the lien.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Presently there are no matters to be submitted to a vote of security holders.



                Remainder of this page left blank intentionally.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------------
         MATTERS
         -------
                               Market Information
                               ------------------

         The Company's Common Stock was listed on the OTC:BB market on May 19, 1995 under the symbol "VIKG". The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last three fiscal years and the first quarter of 1998 fiscal year, as reported on the OTC:BB under symbol "LOOK" previous to May 19, 1995 and under the symbol "VIKG" from that point forward. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                  COMMON STOCK
                                  ------------

                                            Bid                          Ask
                                            High     Low                 High      Low
                                            ----     ---                 ----      ---
Calendar
Quarters
--------
1995     First Quarter                                   NOT TRADED
1995     Second Quarter                     .15      .10               .10        .08
1995     Third Quarter                      7 7/8    6 1/4             7 3/8      6 1/2
1995     Fourth Quarter                     3 7/16   2 1/4             3 5/8      2 1/2

1996     First Quarter                      .20      .16               .18        .15
1996     Second Quarter                     .15      .12               .12        .13
1996     Third Quarter                      .14      .12               .15        .13
1996     Fourth Quarter                     .12      .08               .17        .10

1997     First Quarter                      .14      .12               .13        .10
1997     Second Quarter                     .20      .16               .22        .15
1997     Third Quarter                      .53      .17               .62        .20
1997     Fourth Quarter (Partial Qtr)       1 1/8     15/16            1 1/4      1 1/8

                                     Holders
                                     -------

         As of June 30, 1997, there were approximately 512 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in the securities positions with the Company.

                                    Dividends
                                    ---------

         The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS AND PLAN OF OPERATION
         -----------------------------------

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations.

General
-------

         The Company had no operations during the year ended June 30, 1997.

         The Company is a development stage company, as defined in FASB No. 7.

         Management will continue to seek business opportunities for the Company.


Year Ended June 30, 1997
------------------------

         During the 1997 fiscal year, the Company had no operations or revenues, however with control passing to Mr. Erickson in May, 1997, the Company began an aggressive program starting with the appointment of Gerald L. Kuhr as Chairman/CEO on June 9, 1997 and planning for the acquisition of profitable operations during fiscal 1998. Subsequent to the end of fiscal 1997, the Company has made several acquisitions and is involved in several other large acquisitions to bring revenues, profits and assets to the Company, as well as value for the shareholders.

Liquidity and Capital Resources
-------------------------------

         The Company, during fiscal 1997, had only nominal cash and deposits and the assets and liabilities of the Company have been reduced substantially. Management is currently in the process of adding capital to the Company for planned expansion.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Consolidated Financial Statements of Viking Resources International, Inc., together with the report thereon of Want & Ender, C.P.A., P.C. dated December 11, 1997, and the supplementary data are set forth on pages F-1 through F-8 hereof.

WANT & ENDER, CPA, P.C.
----------------------
CERTIFIED PUBLIC ACCOUNTANTS                    37 East 28th Street, 8th Floor
                                                New York, NY 10016
MARTIN ENDER, CPA                               Telephone (212) 684-2414
STANLEY Z. WANT. CPA. CFP                       Fax (212) 684-5433



                          Independent Auditor's Report
                          ----------------------------


To the Shareholders' and Board of Directors of:

VIKING RESOURCES INTERNATIONAL, INC.
5000 South Himes Avenue, #332
TAMPA, FL 33611

We have audited the accompanying balance sheet of VIKING RESOURCES INTERNATIONAL, INC. at June 30, 1997 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIKING RESOURCES INTERNATIONAL, INC. at June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


//S//

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
December 11, 1997

                      VIKING RESOURCES INTERNATIONAL, INC.
                                  Balance Sheet
                               As at June 30, 1997

                                                              Current Year           Prior Year 1
                                                                6-30-97                 6-30-96
                                                                -------                 -------
                                                                              Assets
      Current Assets

        Cash - Checking                                            $472.86                $646.08
        Loan Receivable (See Note 3)                              3,538.47              80,752.29
        Subscription Receivable (See Note 4)                          0.00              25,000.00
                                                            --------------         --------------

      Total Current Assets:                                       4,011.33             106,398.37

      Fixed Assets

        Office Equipment                                         27,937.77              27,937.77
        Acc Depr Office Eqpt                                    (11,410.40)             (6,787.20)
                                                            --------------         --------------

      Total Fixed Assets:                                        16,527.37              21,150.57

      Other Assets

        Organization Costs (See Note 5)                         126,111.18             126,111.18
        Acc Amort Org Costs                                     (28,428.25)            (12,253.25)
        Security Deposits                                           195.32                 195.32
                                                            --------------         --------------

      Total Other Assets:                                        97,878.25             114,053.25


Total Assets:                                                  $118,416.95            $241,602.19
                                                            ==============         ==============


     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                                  Balance Sheet
                               As at June 30, 1997

                                                            Current Year           Prior Year 1
                                                              6-30-97                 6-30-96
                                                              -------                 -------
Liabilities & Stockholders' Equity

Current Liabilities
      Accounts Payable                                        $88,560.53           $112,961.48
      Comp Hdw-CapitaL Lease                                   23,727.90             11,979.68
      Notes Payable (See Note 5)                               75,000.00             75,000.00
      Wages Payable                                            44,400.00             29,400.00
      Notes Payable Offr                                       19,265.25             29,265.25
      Federal P/R Taxes                                        78,669.86             79,567.35
      State And City P/r Taxes                                      0.00              2,338.34
      Tax Interest & Penalties Payable                         87,410.00                  0.00
      Accr Other Taxes                                          3,105.50                  0.00
      Accr Expenses                                            18,989.20             36,989.20
                                                          --------------        --------------

    Total Current Liabilities:                                439,128.24            377,501.30

Long Term Liabilities
        Long Term Debt                                              0.00            250,000.00
                                                                    ----             ----------

Total Long Term Liabilities:                                        0.00            250,000.00
                                                          --------------        --------------

Total Liabilities:                                           (439,128.24)          (627,501.30)


Stockholders' Equity
        Common Stock                                              608.15                590.15
             100,000,000 Authorized
                6,081,500 Issued & Outstanding
                   at .0001 par value
        Addtl Paid In Capital                                 492,492.16            276,363.98
        Retained Earnings - Un Ap                            (813,811.60)          (662,853.24)
                                                          --------------        --------------

      Total Equity:                                          (320,711.29)          (385,899.11)

Total Liabilities & Equity:                                  $118,416.95           $241,602.19
                                                          ==============        ==============

     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                       Statement of Income, Profit & Loss
                          For Year Ended June 30, 1997

                                                    Current Year         Prior Year 1
                                                      6-30-97              6-30-96
                                                      -------              -------
      Income
        Other Income                                    6,150.95           200,000.00
                                                        6,150.95           200,000.00
      Operating Expenses
        Officers Salary                                15,000.00                 0.00
        Outside Contracting                            15,000.00           232,816.80
        Professional Fees                               3,000.00            52,967.50
        Rent                                                0.00            14,702.22
        Telephone Expenses                                  0.00            13,445.63
        Office Supplies                                     0.00             4,918.68
        Printing And Stationery                             0.00             4,469.10
        Postage Expenses                                   60.00             3,933.57
        Utilities                                           0.00             3,025.44
        Legal Fees                                          0.00            34,389.71
        Insurance                                           0.00            45,018.65
        License and Permits                             3,057.89             1,178.58
        Miscellaneous Expenses                              0.00               562.50
        Interest                                       11,748.22             1,100.64
        Contributions                                       0.00                 0.00
        Travel                                              0.00             9,816.12
        Repairs                                             0.00             1,204.09
        Bank And Finance Charges                          120.00             1,755.73
        Dues And Subscriptions                              0.00             6,997.97
        Auto Expenses                                       0.00            25,516.95
        Equipment Leasing                                   0.00             6,952.12
        Advertising                                         0.00            17,571.99
        Meals & Entertainment                               0.00             2,289.94
        Outside Contracting                               915.00            14,208.00
                                                    ------------        -------------
      Total Operating Expenses:                        48,901.11           498,841.93

      Net Operating Income (Loss):                   ($42,750.16)        ($298,841.93)

      Taxes
        Interest & Penalties                           87,410.00            14,750.59
        FUI and SUI                                         0.00             2,363.14
      Total Taxes:                                     87,410.00            17,113.73

      Net Income (Loss) After Taxes:                 (130,160.16)         (315,955.66)

      Other Deductions
        Depreciation                                    4,623.20            30,192.94
        Amortization                                   16,175.00            10,506.73
        Loss on Sale of Assets                              0.00            32,540.37
        Loss on Investment                                  0.00           224,669.16

      Total Other Deductions:                          20,798.20           297,909.20

      Other Income
        Interest Income                                     0.00                 0.00
                                                    ------------        -------------

      Net Income (Loss) for Period:                ($ 150,958.36)       ($ 613,864.86)

                      VIKING RESOURCES INTERNATIONAL, INC.
                       Statements of Shareholders' Equity
                                  June 30, 1997

                                                              Current Year                 Prior Year 1
                                                                 6-30-97                      6-30-96
                                                                 -------                      -------
      Retained Earnings - Un Ap                                 (662,853.24)                (48,988.38)
      Common Stock issued and outstanding                           $608.15                    $590.15
      6,081,500 shares par value $.0001
     (During fiscal year 1997, 180,000 shares was issued
      to Hawkins, Walters & Pennington as a settlement)
      Additional Paid in Capital Contributed                     492,492.16                 276,363.98

      Net Income/(Loss) for the year                            (150,958.36)               (613,864.86)
                                                              -------------              -------------

Balance June 30, 1997                                          $(320,711.29)              $(385,899.11)
                                                              =============              =============


     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                             Statement of Cash Flows
                       For the Period Ended June 30, 1997

                                                                Current Year           Prior Year 1
                                                                  6-30-97                6-30-96
                                                                  -------                -------
        Cash Flows from Operating Activities:

            Net Income                                            $(150,958.36)           $(613,864.86)

        Adjustments to Reconcile Net Income to Net
               Cash Provided by operating Activities:

           Depreciation and Amortization                             20,798.20               17,243.93
           (Increase) Decrease in Accounts Receivable                77,213.82              (62,145.85)
           (Increase) Decrease in Other Assets                            0.00                1,016.01
           (Increase) Decrease in Subscriptions Receivable           25,000.00              912,612.86
           Increase (Decrease) in Accounts Payables                 (24,400.95)             105,907.05
           Increase (Decrease) in Current Liabilities                86,027.89              133,626.26
                                                                --------------         ---------------

        Total Adjustments                                           184,638.96            1,108,260.26

        Net Cash Provided (Used) By Operating Activities            $33,680.60             $494,395.40


        Cash Flows from Investing Activities
           Purchase of Fixed Assets                                       0.00              (26,872.77)
           Deferred Organization Costs                                    0.00                 (278.52)
                                                                --------------         ---------------

        Net Cash Provided (Used) By Investing Activities                  0.00              (27,151.29)


        Cash Flows from Financing Activities
           Proceeds from Issuance of Common Stock                   216,146.18             (723,305.87)
           Proceeds from Issuance of long-term Debt                (250,000.00)             250,000.00
                                                                --------------         ---------------

        Net Cash Provided (Used) By Financing Activities            (33,853.82)            (473,305.87)


        Net Increase (Decrease) in Cash                                (173.22)              (6,061.76)
        Cash at Beginning of Period                                     646.08                6,707.84
                                                                --------------         ---------------

        Cash at End of Period                                   $       472.86         $        646.08
                                                                ==============         ===============

     The accompanying notes are an integral part of the financial statements

                                VIKING RESOURCES
                               INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 1 - BACKGROUND

Viking Venture Capital Corporation , a Florida corporation, was formed on December 20, 1993. On May 12, 1995, Viking Venture Capital Corporation changed its name to Viking Management Group, Inc. On May 16, 1995, the Company was acquired by Opticorp, Inc., a publicly-held Delaware corporation formed June 10, 1987. Opticorp, Inc. was inactive with no significant assets, liabilities or operations. Upon consummating the acquisition, Opticorp, Inc. changed its name to Viking Management Group, Inc. Viking Management Group, Inc. changed its name to Viking Resources International, Inc. on October 5, 1995. The purpose of this newly formed company was to seek out acquisitions of private companies involved in tire and plastic recycling as well as related industries.

In May 1997, current management took control of the company and proceeded on a plan of restructuring management and capitalization. On June 9, 1997, a new Chairman/CEO was appointed and the company began a plan of acquisition and recapitalization beginning subsequent to the end of the June 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

Revenues are recognized at the time goods are delivered to the customer.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets. Depreciation expense was $4623.20 for the year ended June 30, 1997.

Expenditures for maintenance and repairs are charged to income as incurred. Major expenditures for betterments and renewals are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Income Taxes
------------

Certain income and expense items are accounted for differently for financial reporting purposes and for income tax purposes. Deferred taxes in recognition of timing differences are not reflected in the financial statements as the Company has operating loss carry forwards. (See Note 6)

In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, "which supersedes SFAS No. 96. The Company has adopted this pronouncement in its financial statements for the period ended June 30,1997.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company generally considers all highly liquid securities (consisting principally of short term money market investments, and certificates of deposits) with a maturity of redemption option of three months or less, to be cash equivalents.

                      VIKING RESOURCES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997



NOTE 3-Loan Receivable

The receivable represents the balance due from Mark A. Taylor, a former officer of Viking-$3,538.47.

NOTE 4-Subscription Receivable

None

NOTE 5-Organization Costs

Organization expense was incurred by purchase of Opticorp, Inc. public shell from The Worthington Company for the sum of $125,000 and $50,000 was paid initially and the remaining amount is represented as a Note Payable for $75,000 which was due August 17, 1995.

NOTE 6 - Provision For Income Taxes

The Company has experienced net loss since its inception. At June 30, 1997, the Company has unused operating-loss carry forwards of $813,811.60.

NOTE 7 - Subsequent Events

Since March 1996 through June 1997, the Company had no operations, revenues or income. During this period, several changes in control and management failed to bring generating operations into the Company. However, in May 1997, control was passed again to current management which appointed a new Chairman/CEO and began a process of acquisitions and recapitalization subsequent to the period ending June 1997.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There are no documented changes in nor disagreements with accountants on accounting and financial disclosure.


                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Gerald L. Kuhr, age 56, has been the Chairman and Chief Executive Officer since June 9, 1997. Mr. Kuhr has been appointed Treasurer of the Company as well. Mr. Kuhr has served since 1992 as Chairman/CEO of EPi Systems International, Inc. (EPi) of Huntington, New York, (now a subsidiary of the Company) a developmental stage recycling and waste-to-energy company. From 1982 to 1992, Mr. Kuhr was the founder and Chairman/CEO of Kuhr Technologies, Inc., (KTIE-NASDAQ) a major waste-to-energy company. Mr. Kuhr built KTIE into a $300 million dollar company prior to leaving to form EPi. From 1980 to 1982, Mr. Kuhr was Chairman/CEO and founder of Kuhr Technologies, Ltd., an international producer "skid mounted" conversion plant which produced sugar from fructose crops for local consumption in underdeveloped nations. From 1970 to 1980, Mr. Kuhr was one of three "profit sharing" Executive Chiefs of the Alexander Proudfoot Company, a national management consulting firm serving the Fortune 500 companies from top executive level to full operations. From 1968-1970, Mr. Kuhr served as Vice President of Manufacturing for Litton Industries (LIT-NASDAQ). Mr. Kuhr served in the Special Forces unit of the US Coast Guard in international intelligence functions. Mr. Kuhr is a graduate Chemical Engineer and received his degree from the University of Minnesota.

         Dan O. Erickson, age 55, is President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from May 17, 1995 to October 15, 1996 when he became President. Mr. Erickson also serves as a Director and Secretary for the Company. Mr. Erickson was VP/CFO of Viking Recycling, Inc., a developmental stage tire recycling company in Tampa, Florida, from July 1993 to May 1995. Since July 1991, Mr. Erickson has served as the President and majority shareholder of Viking Capital Services, Inc. (a business planning and consulting firm with no relation to Viking Resources International, Inc.). He was as an accounting and tax advisor for E.K. Williams & Company (an accounting firm in Tampa, Florida) from 1990 to 1991. From 1989 to 1990, Mr. Erickson held the positions of comptroller and Vice President of Finance for Lindeen, Inc. (a nationwide retail/wholesale distribution company). From 1983 to 1989, Mr. Erickson was a mortgage broker for Professional Mortgage Co., Inc., (a mortgage company). From 1972 to 1983 Mr. Erickson was active in Estate and Business Insurance Planning with Northwestern Mutual Life Insurance Company and National Life of Vermont. Mr. Erickson also served as a manager of Freedom Federal S&L, Savings and Loan branch from 1970 to 1972. Mr. Erickson was the Atlantic Coast regional accounting manager for Cargill's Feed Division from 1967 to 1970 and was a national internal auditor for Cargill, Inc., from 1965 to 1967. Mr. Erickson received his B.A. degree in Accounting/Business from the University of Minnesota at Duluth.



                 Remainder of this page left blank intentionally

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The following table shows the cash compensation of each executive officer and as to all executive officers as a group, during the fiscal year ended June 30, 1997:

  Name and            Fiscal                                             Other               All
  Principal            Year                                             Annual              Other
  Position             Ended       Salary($)          Bonus($)       Compensation       Compensation        Note
  --------             -----       ---------          --------       ------------       ------------        ----

Gerald L. Kuhr
COB/CEO             6/30/97(a)        -0-                 -0-             -0-                -0-


Dan O. Erickson
Pres./CFO           6/30/97(b)        -0-                 -0-             -0-                -0-

Note: (a) The Company has signed a five year employment agreement, effective 6/09/97, with Mr. Kuhr which includes salary of $156,000 per year, $600 per month auto allowance and health insurance benefits. (b) Mr. Erickson's five year employment agreement, effective as of June, 1995, was amended, effective 6/9/97, to increase his salary to $104,000 per year. No compensation has been paid to either officer; however, salary and benefits have been accrued since 6/09/97 and will be paid when the Company is financially able to do so.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table indicates all persons who, as of December 10, 1997, or the most recent particle date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. Percent of class for all beneficial owners assumes that all options and warrants have been exercised and the Preferred Stock has been converted.

(a)      Security ownership of certain beneficial owners.

  (1)                              (2)                                   (3)                                  (4)
                      NAME AND ADDRESS                            AMOUNT AND NATURE
TITLE                   OF BENEFICIAL                               OF BENEFICIAL                          PERCENT
OF CLASS                   OWNER                                 OWNERSHIP IN NUMBER                       OF CLASS
-------------------------------------------------------------------------------------------------------------------
Common                Gerald L. Kuhr                          6,150,000                                     41.00
                      5000 S. Himes Ave., # 332
                      Tampa, Florida 33611

Common                Dan O. Erickson                         3,000,000                                     20.00
                      5000 S. Himes Ave., # 332
                      Tampa, Florida 33611


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
          Qualifying Transactions Involving Interested Persons or Entities
          ----------------------------------------------------------------

         EPi Systems International, Inc. (EPi) Acquisition: The acquisition of this company, effective August 1, 1997, involved a related party, Mr. Gerald L. Kuhr, Chairman/CEO of both the Company and EPi. The decision to acquire EPi, which is synergistic to the Company's mission statement and adds substantial assets to the Company, was not an arms-length transaction. The decision of the Board of Directors therefore was not as objective as it would be with a true arms-length transaction.

         Juleon, Inc. Acquisition: The acquisition of Juleon, Inc., effective July 1, 1997, also involved a related party, Dan O. Erickson, Chairman/CFO of Juleon, Inc. for the past three years is President/CFO and Director of the Company. Mr. Erickson, prior to the acquisition, was a 33% shareholder of Juleon, Inc. Prior to the acquisition of Juleon, Inc., Mr. Erickson surrendered his ownership position to the remaining owners, Leon R. Latham and Julia A. Latham. Mr. Erickson also did not vote on the issue with the Juleon, Inc. Board of Directors.





                 Remainder of this page left blank intentionally

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
         ------------------------------------------------------------------

         (a) Financial Statements. The following Consolidated Financial Statements of Viking Resources International, Inc. are included in PART II,
ITEM 7:

                                                                          Page
                                                                          ----

Independent Auditors' Report on Consolidated
Financial Statements                                                       F-1

Consolidated Balance Sheets - June 30, 1997                          F-2 & F-3

Consolidated Statements of Operations - Year Ended
June 30, 1997                                                              F-4

Consolidated Statements of Stockholders' Equity -
Year Ended June 30, 1997                                                   F-5

Consolidated Statement of Cash Flows - Year
Ended June 30, 1997                                                        F-6

Notes to Consolidated Financial Statements - Year
Ended June 30, 1997                                            F-7 through F-8

         (b) Exhibits    None

         (c) Reports on Form 8-K.

         Form 8-K Dated June 9, 1997
                  Viking Board of Directors elects Gerald L. Kuhr as Viking's new Chairman of the Board.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VIKING RESOURCES INTERNATIONAL, INC.


DATE:  DECEMBER 10, 1997                               BY  /S/ GERALD L. KUHR
                                                           -------------------
                                                           GERALD L. KUHR
                                                           CHAIRMAN/CEO



DATE:  DECEMBER 10, 1997                               BY  /S/ DAN O. ERICKSON
                                                           -------------------
                                                           DAN  O. ERICKSON,
                                                           PRESIDENT/CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                              DATE



/S/ GERALD L. KUHR                                     DECEMBER 10, 1997
-------------------
GERALD L. KUHR
CHAIRMAN/CHIEF EXECUTIVE OFFICER



/S/ DAN O. ERICKSON                                    DECEMBER 10, 1997
-------------------
DAN O. ERICKSON,
PRESIDENT, CHIEF FINANCIAL OFFICER & DIRECTOR