Form 10QSB
period 1997-09-30
VIKING RESOURCES INTERNATIONAL INC
filed 1998-09-03
CIK 836433

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 1997

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

               5000 S. Himes Ave., Suite 332, Tampa, Florida 33611 (Address of principal executive office) (Zip Code)

                 Registrant's telephone number - (813) 837-2295

         Securities registered under Section 12 (b) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes___ No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                        Outstanding at September 30, 1997
-----                                        ---------------------------------
(Common stock, $.0001 par value)                      14,981,500

                      VIKING RESOURCES INTERNATIONAL, INC.
                                      INDEX

Part I:  Financial information                                                          Page No.

           Condensed consolidated balance sheet - September 30, 1997
              and June 30, 1997                                                            3 - 4


           Condensed consolidated statement of income three months
              ended September 30, 1997 and twelve months ended June 30, 1997                   5


           Condensed consolidated statement of cash flows - three months
              ended September 30, 1997 and twelve months ended June 30, 1997                   6


           Notes to condensed consolidated financial statements                            7 - 8


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   9 - 10



Part II: Other information
         Item 1   Legal Proceedings                                                           11
         Item 6   Reports on Form 8-K                                                         11

                         PART I - FINANCIAL INFORMATION

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS

                                                               September 30,                June 30,
                                                                  1997                        1997
                                                                  ----                        ----
                                                                (Unaudited)                    *
Current assets
   Cash - Checking                                                   17,488                      473
   Loans Receivable                                               1,503,538                    3,538
   Accounts Receivable                                                1,433                        0
   Employee Advances                                                  1,214                        0
   Note Receivable - Shareholder                                      4,300                        0
         Escrow Account (Tipping Fees/Europe)                    10,150,000
                                                              -------------              -----------
         Total Current Assets                                    11,677,973                    4,011

Fixed Assets
   Computer Equipment/Software                                       27,938                   27,937
   Office Furniture & Equipment                                     101,258
   Vehicles                                                          85,452
         Less Accumulated Depreciation                              (57,782)                 (11,410)
                                                              -------------              -----------

Total Fixed Assets                                                  156,866                   16,527

Other Assets
   Organizational Costs                                             601,622                  126,111
     Less Accumulated Amortization                                  (81,978)                 (28,428)
   Security Deposits                                                 45,195                      195
                                                              -------------              -----------

Total Other Assets                                                  564,839                   97,878
                                                              -------------              -----------

Total Assets                                                     12,399,678                  118,417
                                                              =============              ===========

* From audited 10-KSB Financial Statements


         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   LIABILITIES

                                                                September 30,               June 30,
                                                                   1997                       1997
                                                                   ----                       ----
                                                                (Unaudited)                     *
Current Liabilities
   Accounts Payable                                               114,901                    88,560
   Notes Payable                                                   75,000                    75,000
   Wages Payable                                                   89,400                    44,400
   Capital Lease Payable (Computer Equip. & Software)              26,785                    23,728
   Notes Payable - Officers                                        14,589                    19,265
   Other Payable - Officer                                              0                     9,589
   Federal P/R Taxes (W/Penalties & Interest)                     185,757                   166,977
   State P/R Taxes                                                  2,620                     2,338
   Accrued Expenses                                                 9,400                     9,400

Total Current Liabilities                                         437,645                   439,128

Long Term Liabilities
   Note Payable - Others                                        5,523,000                         0
                                                            -------------             -------------

Total Long Term Liabilities                                     5,523,000                         0
                                                            -------------             -------------
Stockholders' Equity

   Common Stock                                                     1,498                       608

100,000,000 Authorized
   14,981,500 Issued/Outstanding @$.0001 Par Value
   Additional Paid In Capital                                   8,530,213                   492,492
   Retained Earnings                                           (2,101,760)                 (657,853)
   Net Current Period Earnings (Loss)                             (71,725)                 (155,958)
                                                            -------------             -------------

Total Stockholders' Equity                                      6,358,226                  (320,711)
                                                            -------------             -------------

Total Liabilities and Stockholders' Equity                     12,399,678                   118,417
                                                            =============             =============

* From audited 10-KSB Financial Statements


         The accompanying notes are an integral part of these condensed financial statements.

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                               September 30,               June 30,
                                                                   1997                      1997
                                                                   ----                      ----
                                                                (Unaudited)                    *
Income:
     Revenue                                                        36,156                          0
     Other Income (Fee Income)                                      38,600                       6,151
                                                              ------------               -------------
Gross Income                                                        74,756                       6,151

Operating Expenses                                                 117,902                     124,563

Taxes
     FICA Taxes                                                      1,681                           0
     FUI and SUI                                                         0                           0
                                                              ------------               -------------
Total Taxes                                                          1,681                           0
                                                              ------------               -------------

Net Income (Loss) After Taxes                                      (44,827)                  ( 118,412)

Other Deductions
     Depreciation                                                   10,491                       4,623
     Amortization                                                   13,350                      16,175
     Loss on Sale of Assets                                              0                           0
     Loss on Investment                                                  0                           0
                                                              ------------               -------------
Total Other Deductions                                              23,841                      20,798

Interest Expense (Income)                                            3,057                      11,748
                                                              ------------               -------------

Net Operating Income (Loss)                                        (71,725)                   (150,958)
                                                              ============               =============

Weighted average number of
shares outstanding                                              14,981,500                   6,081,500

Net income per share                                                (.0005)                      (.025)

* From audited 10-KSB Financial Statements


         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                September 30,            June 30,
                                                                    1997                   1997
                                                                    ----                   ----
                                                                (Unaudited)                 *
Cash Flows from Operating Activities:
     Net Income (Loss)                                            (71,725)              (150,958)
Adjustments for non cash charges:
     Depreciation and Amortization                                 23,841                 20,798
     Accounts Receivable (Increase) Decrease                            0                 77,214
     Other Assets (Increase) Decrease                                   0                      0
     Subscriptions Receivable (Increase) Decrease                       0                 25,000
     Accounts Payable Increase (Decrease)                          (8,176)               (24,401)
     Current Liabilities Increase (Decrease)                       58,500                 86,028
                                                              -----------            -----------

Total adjustments                                                  74,165                184,639
                                                              -----------            -----------

Net Cash provided (Used) By Operating Activities                    2,440                 33,681

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                                           0                      0
     Investment in Subsidiaries                                (6,100,000)                     0
     Proceeds from Issuance of Long Term Debt                           0                      0
     Cash Used for Investments                                          0                      0
                                                              -----------            -----------

Net Cash Provided (Used) By Investing Activities               (6,100,000)                     0

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock                           890                216,146
     Paid-In Capital                                            6,099,375                      0
     Proceeds from Issuance of Long Term Debt                           0               (250,000)
                                                              -----------            -----------

Net Cash Flows from Financing Activities                        6,100,265                (33,854)


Net Increase (Decrease) in Cash                                     2,705                   (173)

Cash At Beginning of Period                                        14,783                    646
                                                              -----------            -----------

Cash At End of Period                                              17,488                    473
                                                              ===========            ===========

* From audited 10-KSB Financial Statements

         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The current quarter financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ending September 30, 1997 and prior audited year end period June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include Viking Resources and its subsidiaries; Juleon, Inc., EPi Systems International, Inc. and its European division, EPi Recycling & Trading, Gmbh.


NOTE 2:  LOANS RECEIVABLE

The loan receivables due the Company consist of the following:

         Balance on loan due from former officer, Mark A. Taylor                $        3,538
         Loan due from various parties in Poland re: EPi as represented
                  by Gerald Kuhr                                                     1,500,000
                                                                                --------------
                                                                                     1,503,538

NOTE 3:  ESCROW ACCOUNT

Per Mr. Kuhr, an Escrow Account is held by a law firm in Germany for EPi Recycling & Trading, Gmbh, a wholly owned subsidiary of EPi Systems, Inc. and is based upon $ 14.00 per ton of municipal solid waste (msw) paid to EPi in escrow until the waste to fuel pellet plant is under construction. The msw is being stored on a land site near the planned facility. The current escrow account for EPi's favor as represented by Gerald Kuhr is $10,150,000.


NOTE 4:  INCOME TAXES

The Company has been accruing a significant Federal payroll tax, penalties and interest payable which was incurred in 1995. The Company expects to negotiate and settle this payable for a reduced amount.


NOTE 5:  REVENUE

The Company has not yet had significant revenue generation and should still be considered in the developmental stage. It is anticipated that revenue will be generated by Juleon, Inc. starting in the second quarter of calendar year 1998 and through a pending acquisition beginning in the first calendar quarter of 1998. Juleon, Inc. revenue for the first fiscal quarter in the amount of $36,156 was lower than expected. Other income reported by the Company was $38,600 contributed by Dan O. Erickson, an officer/director and shareholder. This contribution, a Company debt due Mr. Erickson, was converted from debt to restricted common stock. Revenues are recognized at the time goods are delivered to the customer.

NOTE 6: ACQUISITIONS SUBSEQUENT TO SEPTEMBER 30, 1997

     No other acquisitions were consummated subsequent to this period.














                Remainder of this page left blank intentionally.

                      VIKING RESOURCES INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period ended September 30, 1997, and information relating to the acquisition of Juleon, Inc. on July 1, 1997 and EPi Systems International, Inc. on September 1, 1997.

Three months ended September 30, 1997
-------------------------------------

      During the three months ended September 30, 1997, Juleon, Inc. was acquired in exchange for 250,000 shares of the Company's restricted common stock. Juleon, Inc. is a small long-haul trucking firm that is also in the process of setting up a fiberglass manufacturing operation for which it has a very salable product-line. The primary product is a double-walled, in-ground petroleum tank designed to meet the $84 billion market created by Federal and state mandates for the industry. As the tank business is being established, Juleon, Inc. will produce and market several products for which it already has a customer base; including van conversion and pick-up running boards, van tops, pick-up toppers and dock boxes. Juleon is also finalizing plans to produce new and environmentally sound interlocking fiberglass roof panels with impregnated color and texture to match various current roofing materials. This product would have a much longer life and less maintenance than most available roofing systems.

      On September 1, 1997, the Company acquired EPi Systems International, Inc.
(EPi), located in Huntington, New York, for 6,000,000 shares of restricted common stock. The business was acquired from the Chairman/CEO of Viking, Gerald
L. Kuhr. EPi has been in a developmental stage for several years with a planned waste-to-fuel pellet plant in the process of being funded and built in Poland near the German border. This business segment of EPi, with three plants scheduled to be built in Europe, functions under the name of EPi Recycling & Trading, Gmbh and has an office in Munich, Germany according to information supplied by Mr. Kuhr. The company has a contract with a large German municipal solid waste hauler for over 1.0 million tons with a fee to EPi of $20 DM ($14
USD) per ton. The fuel pellets to be produced will be sold as an alternative fuel to the utility industry in Europe.



Liquidity and Capital Resources at September 30, 1997
-----------------------------------------------------

      At September 30, 1997, the Company had strengthened its asset position substantially over the past three months with its acquisition of EPi Systems International, Inc. which added over $6 million in net equity value. Although the Company had announced it had secured over $2 million of interim funding, it was determined by the Board of Directors that the funding was too expensive and that the Company would pursue other options.

Events Subsequent to September 30, 1997
---------------------------------------

      Pending Major Waste Management Operation: The Chairman is, as has been announced previously, involved in the final stages of the acquisition of the environmental division of a major international company which will be financed by a private joint venture partner. This acquisition will add substantial assets and revenues to the Company with minimal up-front cost in stock or cash. Included in the acquisition is substantial funding for the Company to move forward with its plans according to the Chairman.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

      No legal proceedings during the quarter ending September 30, 1997.



Item 6.  Form 8-K
-----------------

Form 8-K, Dated July 1, 1997
         Viking acquires Juleon, Inc. for 250,000 shares of restricted common stock.

Form 8-K, Dated July 17, 1997
         Viking authorizes the issuance of 1,000,000 shares of its common stock to Delmar A. Janovec in settlement of a judgment for $250,000.

Form 8-K, Dated July 30, 1997
         Viking signs acquisition agreement to purchase EPi Systems International, Inc. of Huntington. NY. Total purchase price of 6.0M shares of restricted common stock issued to Gerald L. Kuhr.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VIKING RESOURCES INTERNATIONAL, INC.


DATE: DECEMBER 10, 1997                               BY  /S/ GERALD L. KUHR
                                                          ----------------------
                                                          GERALD L. KUHR
                                                          CHAIRMAN/CEO




DATE: DECEMBER 10, 1997                               BY  /S/ DAN O. ERICKSON
                                                          ----------------------
                                                          DAN O. ERICKSON
                                                          PRESIDENT/CFO/DIRECTOR


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



SIGNATURE                                             DATE




/S/ GERALD L. KUHR                                    NOVEMBER 15, 1997
------------------
GERALD L. KUHR
CHAIRMAN/CEO




SIGNATURE                                             DATE




/S/ DAN O. ERICKSON                                   NOVEMBER 15, 1997
-------------------
DAN O. ERICKSON,
PRESIDENT/CFO/DIRECTOR