Form 10QSB
period 1997-12-31
VIKING RESOURCES INTERNATIONAL INC
filed 1999-07-02
CIK 836433

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended December 31, 1997

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

                    3301 W. Gandy Blvd., Tampa, Florida 33611
                    -----------------------------------------
               (Address of principal executive office) (Zip Code)

                 Registrant's telephone number - (813) 837-2295
                                                  -------------

         Securities registered under Section 12 (b) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                        Outstanding at December 31, 1997
-----                                        --------------------------------
(Common stock, $.0001 par value)                       27,346,500

                      VIKING RESOURCES INTERNATIONAL, INC.
                                      INDEX

Part I:  Financial information                                                                  Page No.

           Condensed consolidated balance sheet - December 31, 1997
              and December 31, 1996                                                               3 - 4


           Condensed consolidated statement of income three months
              ended December 31, 1997 and ended December 31, 1996                                     5


           Condensed consolidated statement of cash flows - three months
              ended December 31, 1997 and ended December 31, 1996                                     6


           Notes to condensed consolidated financial statements                                   7 - 8


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                           9 -10



Part II: Other information
         Item 1   Legal Proceedings                                                                  11
         Item 2   Reports on Form 8-K                                                                11



                         PART I - FINANCIAL INFORMATION

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET



                                     ASSETS


                                                    December 31,   December 31,
                                                        1997           1996
                                                        ----           ----
                                                    (Unaudited)    (Unaudited)

Current Assets
   Cash - Checking                                        453             506
   Loans Receivable (Note 2)                            3,538           3,538
   Employee Advance (Note 2)                            1,858               0
   Other Receivables (Note 2)                           1,825         964,940
                                                   ----------      ----------

Total Current Assets                                    7,674         968,984

Fixed Assets
   Computer Equipment/Software (Note 3)                27,938          27,938
         Less Accumulated Depreciation                (13,720)         (9,099)
                                                   ----------      ----------

Total Fixed Assets                                     14,217          18,839

Other Assets
   Organizational Costs                               126,111         126,111
     Less Accumulated Amortization                    (36,528)        (20,341)
   Security Deposits                                      195             195
                                                   ----------      ----------

Total Other Assets                                     89,778         105,965
                                                   ----------      ----------

Total Assets                                          111,670       1,093,789
                                                   ==========      ==========


    The accompanying notes are an integral part of these condensed financial statements


              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   LIABILITIES

                                                          December 31,   December 31,
                                                             1997            1997
                                                             ----            ----
                                                          (Unaudited)    (Unaudited)
Current Liabilities
   Accounts Payable                                           97,359         87,061
   Notes Payable                                              80,000         75,000
   Wages Payable                                              54,000         29,400
   Capitalized Leases Payable                                 29,804         17,780
   Notes Payable - Officers                                        0         19,265
   Federal P/R Taxes (W/Penalties & Interest) (Note 4)       188,877        150,877
   State P/R Taxes                                             2,208          2,208
   Other Current Liabilities                                  12,589              0
   Accrued Expenses                                           13,400         18,989
                                                         -----------    -----------

Total Current Liabilities                                    478,237        400,580

Total Long Term Liabilities                                        0        250,000
                                                         -----------    -----------

Total Liabilities                                            478,237        650,580

Stockholders' Equity

   Common Stock                                                2,735          1,608

100,000,000 Authorized
   27,346,500 Issued/Outstanding @$.0001 Par Value
   Additional Paid In Capital                                492,492        488,492
   Receivable-Sale of Common Stock                                 0        963,940
   Retained Earnings                                        (813,812)      (657,853)
   Net Current Period Earnings (Loss)                        (47,983)       (97,980)
                                                         -----------    -----------

Total Stockholders' Equity                                  (366,568)       693,208
                                                         -----------    -----------

Total Liabilities and Stockholders' Equity               $   111,670    $ 1,093,789
                                                         ===========    ===========

         The accompanying notes are an integral part of these condensed financial statements.

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  For the Three Months Ending December 31, 1997


                                 December 31,    December 31,
                                     1997           1996
                                     ----           ----
                                 (Unaudited)     (Unaudited)


Income:
     Revenue (Note 5)                      0              0
     Other Income (Fee Income)             0          6,150
                                 -----------    -----------
Gross Income                               0          6,150

Operating Expenses                    32,435         87,930

Taxes
     FICA Taxes                            0              0
     FUI and SUI                           0              0
                                 -----------    -----------
Total Taxes                                0              0
                                 -----------    -----------

Net Income (Loss) After Taxes        (32,435)       (81,780)
Other Deductions
     Depreciation                      1,155          2,312
     Amortization                      4,050          8,088
     Loss on Sale of Assets                0              0
     Loss on Investment                    0              0
                                 -----------    -----------
Total Other Deductions                 5,205         10,400

Interest Expense (Income)              3,019          5,800
                                 -----------    -----------


Net Operating Income (Loss)          (40,659)       (97,980)
                                 ===========    ===========



Weighted average number of
shares outstanding                27,346,500     16,080,500


Net income per share                   (.001)         (.006)


         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                    For Three Months Ending December 31, 1997

                                                  December 31,  December 31,
                                                     1997          1996
                                                 ------------- -----------
                                                  (Unaudited)  (Unaudited)

Cash Flows from Operating Activities:
     Net Income (Loss)                               (40,659)    (97,980)
Adjustments for non-cash charges:
     Depreciation and Amortization                     5,205      10,400
     Accounts Receivable (Increase) Decrease          (3,366)   (964,940)
     Other Assets (Increase) Decrease                      0      83,522
     Subscriptions Receivable (Increase) Decrease          0      25,000
     Accounts Payable Increase (Decrease)             12,785     (23,750)
     Current Liabilities Increase (Decrease)          21,000       4,123
                                                    --------    --------

Total adjustments                                     35,624    (865,645)
                                                    --------    --------

Net Cash provided (Used) By Operating Activities      (5,035)   (963,625)

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                              0           0
     Investment in Subsidiaries                            0           0
     Proceeds from Issuance of Long Term Debt          5,000           0
     Cash Used for Investments                             0           0
                                                    --------    --------

Net Cash Provided (Used) By Investing Activities       5,000           0

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock                0     963,940
     Paid-In Capital                                       0           0

     Proceeds from Issuance of Long Term Debt              0           0
                                                    --------    --------

Net Cash Flows from Financing Activities                   0     963,940



Net Increase (Decrease) in Cash                          (35)       (315)

Cash At Beginning of Period                              488         191
                                                    --------    --------

Cash At End of Period                                    453         506
                                                    ========    ========

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

The results of operations for the three-month period ending December 31, 1997 is not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include Viking Resources corporate operations only. The financial statements herein reflect adjustments based upon management's decision to omit Juleon, Inc.'s financial and operational information due to the inability of the Company to fund the planned fiberglass operations to date. Juleon's current business as a long-haul trucking operation does not generate enough revenue or profit at this time to impact the Company's financial status. Accordingly, Juleon is considered to be a subsidiary in the planning stages. When funding is available, this status will be adjusted. Additionally, until substantiating documentation is provided by the Company's Chairman, no financial or operational information can be included for EPi Systems International, Inc. and its European division, EPi Recycling & Trading, Gmbh.


NOTE 2:  LOANS RECEIVABLE

The loans and other receivables due the Company consist of the following:


   Accounts Receivable- M. A. Taylor                           $      3,538
   Employee Advances - Travel and Business Expense                    1,858
   Other Receivables - G.L. Kuhr                                      1,825
                                                               ------------
   Total                                                       $      7,221

It should be noted that a loan as previously listed, "due from various parties in Poland re: EPi as represented by Gerald Kuhr" has been deleted in accordance with the statement above under Note 1 wherein financial and operational information for EPi and its European division cannot be included until substantiating documentation is received.

NOTE 3: COMPUTER EQUIPMENT

The computer equipment listed consists of a capitalized lease originated in July 1995 which has not yet been retired due to the Company's restricted cash flow during the period January 1996 to December 1997.

NOTE 4:  INCOME TAXES

The Company has been accruing a significant Federal payroll tax, penalties and interest liability which was incurred in 1995. The Company expects to negotiate and settle this payable for a reduced amount.

NOTE 5:  REVENUE

The Company has not yet had significant revenue generation and should still be considered in the developmental stage. The Company had no operating revenues during this quarter.

NOTE 6: ESCROW ACCOUNT

In the Company's previous filing, reference was made to an escrow account held by a law firm in Germany for EPi. As reflected in Note 1 above, no financial or operational information can be included until substantiating documentation is available.

NOTE 7:ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1997

There were no acquisitions subsequent to this period.

                      VIKING RESOURCES INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period ended December 31, 1997.

Three months ended December 31, 1997
------------------------------------

      The planned Juleon, Inc. fiberglass operation start-up has been delayed further due to the Company's inability to fund the operation. Juleon, in the meantime, continues as a single unit long-haul trucking operation with minimal operating profits.

      Both EPi Systems and its European division remain as developmental stage operations. Insufficient documentation prohibits the Company from fully disclosing EPi's status at this time. As soon as the requested information has been provided, the Company intends to rectify this omission.

      Per Chairman Kuhr, and as announced on 8/26/97 and 12/19/97, negotiations continue on the Midwest and international environmental waste operations.

      On September 1, 1997, the Company entered into a one-year contract with Caliente Consulting, Inc./Dan Lawrence to provide Financial Public Relations services. The contract calls for a monthly payment of $1,500 and issuance of 100,000 shares of Viking common stock.

      On September 2, 1997, the Company issued 1,650,000 shares of restricted common stock to Dan O. Erickson, Viking's President/CFO in full consideration of unpaid wages, benefits, and expenditures for the previous 19 months, and in full payment and consideration of a Promissory Note (balance of $19,265.25) covering a loan (original amount of $25,000) made to the Company by Mr. Erickson, personally.

      On November 3, 1997, the Company issued 250,000 shares of common stock to Benchmark Productions, Inc. in settlement of an exercised option agreement dated August 2, 1995. This option agreement represented repayment of 250,000 shares of non-restricted common stock provided by Benchmark Productions to Viking and used as part of a compensation agreement with CRG, Inc.,Viking's then current financial public relations firm. Although a commitment was made by the Company to issue said shares with restrictive legends on August 2, 1995, no certificate was issued at that time. Accordingly, the issuance of non-restrictive shares to Benchmark in November in 1997 was made pursuant to the satisfaction of conditions as set forth under Rule 144 of the Securities Act of 1933.

      On November 6, 1997, the Company issued 25,000 shares of restricted common stock to Linda Specht as per Employment Letter of Agreement dated August 15, 1995 and as settlement of owed wages.

      On November 18, 1997, 6,000,000 shares of restricted common stock were issued to Chairman Kuhr for EPi real estate holdings with an estimated value of $6,000,000.

      On November 21, 1997, the Company announced a Letter of Intent with T&R Recovery, Inc., a tire recycling operation. This Letter of Intent was later rescinded due to permitting problems discovered during the due diligence period.

      On November 25, 1997, the Company announced, through its Chairman, Gerald Kuhr, a 56% ownership in Broad Cove Colony, Inc., a New York corporation, which has entered into an acquisition agreement to purchase 99 waterfront acres near Riverhead, LI, New York. The closing of this acquisition was delayed due to financing problems . The Company is awaiting documentation and related information from Chairman Kuhr relevant to this announcement.

      On December 5, 1997, the Company issued 40,000 shares of restricted common stock to Frank Covich for unpaid consulting services as set forth in a Consulting Agreement dated January 1, 1995. Also on this date, the Company issued 50,000 shares of restricted common stock to Andrew Erickson as per Employment Letter of Agreement dated June 18, 1995, and as settlement of unpaid wages.

      On December 9, 1997, Mr. Kuhr, Chairman announced the contribution of a 47 acre parcel of property in New Haven County, CT to the EPi Systems subsidiary valued at $3.5 million. The property is zoned for a 280 unit Assisted Care Living Facility.

      On December 15, 1997, the Company issued 6,000,000 shares of restricted common stock to Gerald Kuhr, Chairman for the 56% ownership of Broad Cove Colony, which property is estimated to be valued at $8,400,000. The Company is awaiting documentation and related information from Chairman Kuhr relevant to this announcement.

Liquidity and Capital Resources at December 31, 1997
----------------------------------------------------

On October 13, 1997, Chairman Kuhr announced a $2.4 Million funding intended for working capital purposes. This financing was being arranged through EPi, and using its collateral. Chairman Kuhr ultimately declined this financing due to its prohibitive costs and fees.

Events Subsequent to December 31, 1997:
---------------------------------------

There were no substantive events subsequent to this reporting period.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

On December 27, 1997, a Summary Judgement was filed in District Court in Tulsa, OK by Richard T. Clark and Joel C. Holt against Mark Taylor and Viking Resources Int'l., Inc. to wit in a mid-1996 oral contract, Mr. Taylor agreed to sell 500,000 shares of Viking stock for the sum of $10,000. Although the $10,000 was paid to Mr. Taylor, he failed to provide the shares to Messrs. Clark and Holt. Subsequent to this reporting period, on February 9, 1998, Viking Resources Int'l., Inc. retained Randall S. Pickard, Esq. to represent the Company in this proceeding.



Item 2.  Form 8-K
-------  --------

Dated November 25, 1997
         Viking, per Chairman Kuhr, receives 56% in Broad Cove Colony, Inc., a Hamptons, Long Island, NY property

Dated December 9, 1997
         Viking, through its subsidiary, receives 47 acre parcel zoned for ACLF in CT

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------

                                    FORM 8-K

                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             -------------------------------------------------------

                        Date of Report: November 25, 1997

                      VIKING RESOURCES INTERNATIONAL, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                 0-17269            59-3314928
                  --------                 -------            ----------
     (State or other jurisdiction of     (Commission      (I.R.S. Employer
      incorporation or organization)     File Number)    Identification No.)


                5000 S. Himes Avenue, Suite 332, Tampa, FL 33611
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (813) 837-2295)


                                      None
                  --------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


Total number of sequentially numbered pages in this filing, including exhibits thereto: 2

Item 1.           Viking Acquires 56% Interest in Broad Cove Colony, Inc.
                  -------------------------------------------------------

                  On Wednesday, November 25, 1997, Viking announced that its Chairman/CEO, Gerald L. Kuhr, has signed over his 56% ownership in Broad Cove Colony, Inc. to the Company. Broad Cove Colony, Inc., recently acquired a prime parcel of 99 acres of real estate located on the south shore of Long Island, NY near the Hamptons from Broad Cove Enterprises in a privately financed transaction for $15.0 million. The property was recently appraised for $35.0 million. The property includes permitting for 500 boat slips.

                  The transaction provided for a note to be repaid out of the sale/development revenue of the property in the amount of $5.0 million. The previous sole owners of the property remain as minority shareholders of Broad Cove Colony, Inc. Mr. Kuhr, President of Broad Cove Colony, Inc., will remain in that capacity for the near term.




Item 2.           Effect On Viking and its Shareholders:
                  --------------------------------------

                  The acquisition of the 56% ownership in Broad Cove Colony, Inc. brings additional financial strength to Viking and will have a substantially positive effect upon the asset position of the Company as it is either developed or resold to another party at an anticipated profit. The transaction was accomplished without cash or issuance of shares of stock in the Company and therefore will have the effect of building the equity base for shareholders and will potentially bring substantial future revenue to Viking which will effect shareholder value in a very positive way.







By:  ____________________________________________
         Dan O. Erickson, President/CFO/Secretary

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------

                                    FORM 8-K

                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             -------------------------------------------------------

                        Date of Report: December 9, 1997

                      VIKING RESOURCES INTERNATIONAL, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                  0-17269            59-3314928
                 --------                  -------            ----------
    (State or other jurisdiction of     (Commission       (I.R.S. Employer
     incorporation or organization)     File Number)      Identification No.)


                   5000 S. Himes Avenue, Suite 332, Tampa, FL
                   ------------------------------------------
                      33611 (Address of principal executive
                               offices) (Zip Code)


       Registrant's telephone number, including area code: (813) 837-2295)


                                      None
                  --------------------------------------------
                     Former name, former address and former fiscal year, if
                           changed since last report.

 Total number of sequentially numbered pages in this filing, including exhibits thereto: 2

Item 1.
                  Viking Acquires 47 Acre Parcel Zoned for 280 Unit Assisted Care Living Facility

                  On Monday, December 1, 1997, Viking announced that its Chairman/CEO, Gerald L. Kuhr, has signed over his 100% ownership of a 47 acre parcel of real estate in New Haven County, Connecticut to the Company. The parcel of prime real estate, which has already been zoned for a 280 unit Assisted Care Living Facility (ACLF), is in an area where high quality assisted elderly care space is in high demand.

                  The non-cash, non-stock acquisition includes an agreement, originally accomplished with seller financing, which requires that the previous owner receive 50% of the net profits of the project. The Company plans to hire the personnel to build out the 280 ACLF project and generate revenue and net profits from either the sale of each unit or on the rental of the units.

Item 2.           Effect On Viking and its Shareholders:

                  The acquisition of the 47 acre ACLF zoned property brings additional assets to Viking and should have a substantially positive effect upon the financial position of the Company as the property is developed and the units are sold or rented to the elderly clients. The transaction was accomplished without cash or issuance of shares of stock in the Company and therefore will have the effect of building the equity base for shareholders and will potentially bring substantial future revenue to Viking which will effect shareholder value in a very positive way.












By:  ____________________________________________
         Dan O. Erickson, President/CFO/Secretary

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VIKING RESOURCES INTERNATIONAL, INC.




DATE: JUNE 29, 1999                                  BY   /S/ DAN O. ERICKSON
                                                          --------------------
                                                          DAN O. ERICKSON
                                                          CHAIRMAN/CEO








         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



SIGNATURE                                            DATE




/S/ DAN O. ERICKSON                                  DATE: JUNE 29, 1999
-------------------
DAN O. ERICKSON
CHAIRMAN/CEO