Form 10QSB
period 1998-03-31
VIKING RESOURCES INTERNATIONAL INC
filed 1999-07-02
CIK 836433

================================================================================
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                           Commission File No. 0-17269

                      Viking Resources International, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                             59-3314928
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    3301 W. Gandy Blvd., Tampa, Florida 33611
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                 Registrant's telephone number - (813) 837-2295
                                                 --------------

         Securities registered under Section 12 (b) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes      No  x
                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at March 31, 1998
-----                                          -----------------------------
(Common stock, $.0001 par value)               28,687,796
================================================================================

                      VIKING RESOURCES INTERNATIONAL, INC.

                                      INDEX

Part I:  Financial information                                                          Page No.
           Condensed consolidated balance sheet March 31, 1998
              and December 31, 1997.                                                     3 - 4

           Condensed consolidated statement of income three months
              ended March 31, 1998 and nine months year to date.                             5

           Condensed consolidated statement of cash flows - three months
              ended March 31, 1998 and nine months year to date.                             6

           Notes to condensed consolidated financial statements                              7

           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  8 - 9

Part II: Other information

         Item 1   Legal Proceedings                                                         10

         Item 2   Reports on Form 8-K                                                       10

                         PART I - FINANCIAL INFORMATION

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS

                                            March 31,   December 31,
                                              1998          1997
                                           -----------  ------------
                                           (Unaudited)  (Unaudited)

Current assets
   Cash - Checking                             5,730           453
   Loans Receivable - AKO (Note 2)             3,700         3,538
   Employee Advances                               0         1,858
   Other Receivables (Note 2)                  1,825         1,825
   Prepaid Expenses                            1,500             0
                                            --------      --------

         Total Current Assets                 12,755         7,674

Fixed Assets
   Computer Equipment/Software (Note 3)       31,249        27,938
         Less Accumulated Depreciation       (15,065)      (13,720)
                                            --------      --------

Total Fixed Assets                            16,184        14,217

Other Assets
   Organizational Costs                       76,111       126,111
     Less Accumulated Amortization           (40,578)      (36,528)
   Security Deposits                             195           195
                                            --------      --------

Total Other Assets                            35,728        89,778
                                            --------      --------

Total Assets                                  64,668       111,670
                                            ========      ========

                 The accompanying notes are an integral part of
                      these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   LIABILITIES

                                                           March 31,    December 31,
                                                             1998          1997
                                                          -----------   ------------
                                                          (Unaudited)   (Unaudited)
Current Liabilities
   Accounts Payable                                          29,380        97,359
   Wages Payable                                             78,000        54,000
   Capital Leases Payable                                    16,404        29,804
   Notes Payable - Officers                                       0         6,100
   Federal P/R Taxes (W/Penalties & Interest) (Note 4)      195,777       188,877
   State P/R Taxes                                            2,208         2,208
   Accrued Expenses                                           9,400        13,900
                                                           --------      --------

Total Current Liabilities                                   340,758       478,237

Total Long Term Liabilities                                       0             0
                                                           --------      --------

Total Liabilities                                           340,758       478,237

Stockholders' Equity

   Common Stock                                               2,869         2,735

100,000,000 Authorized
   28,687,796 Issued/Outstanding @$.0001 Par Value
   Additional Paid In Capital                               655,557       492,492
   Retained Earnings                                       (750,946)     (813,812)
   Net Current Period Earnings (Loss)                      (183,571)      (47,983)
                                                           --------      --------

Total Stockholders' Equity                                 (276,091)     (366,568)
                                                           --------      --------

Total Liabilities and Stockholders' Equity                   64,668       111,670
                                                           ========      ========

                 The accompanying notes are an integral part of
                      these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

     For the Three Months Ending March 31, 1998 and Nine Months Year to Date

                                             March 31,
                                                1998         Year to Date
                                            -----------      ------------
                                            (Unaudited)      (Unaudited)

Income:
     Revenue (Note 5)                                 0                0
     Other Income                                     0                0
                                            -----------      -----------

Gross Income                                          0                0

Operating Expenses                              106,199          172,733

Taxes
     FICA & FUI Taxes                                 0                0
     SUI                                              0                0
                                            -----------      -----------
Total Taxes                                           0                0
                                                             -----------

Net Operating Income (Loss)                    (106,199)        (172,733)

Other Deductions
     Depreciation                                 1,344            3,654
     Amortization                                 4,050           12,150
     Loss on Sale of Assets                           0                0
     Loss on Investment/Debt                     21,462           25,015
                                            -----------      -----------
Total Other Deductions                           26,856           40,819

Interest Expense (Income)                         2,543            8,619
                                            -----------      -----------

Net Operating Income (Loss) After Taxes        (135,588)        (222,171)
                                            ===========      ===========

Weighted average number of
shares outstanding                           28,687,796       28,687,796

Net income per share                              (.005)           (.008)

                 The accompanying notes are an integral part of
                      these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                      March 31,       Year to
                                                        1998            Date
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)

Cash Flows from Operating Activities:
     Net Income (Loss)                                 (135,588)       (222,171)
Adjustments for non-cash charges:
     Depreciation and Amortization                        5,394          15,804
     Accounts Receivable (Increase) Decrease              1,696          (1,987)
     Other Assets (Increase) Decrease                    (1,500)         (1,500)
     Accounts Payable Increase (Decrease)              (165,379)       (160,770)
     Current Liabilities Increase (Decrease)             26,900          62,400
                                                     ----------      ----------

Total adjustments                                      (132,889)       (110,352)
                                                     ----------      ----------

Net Cash provided (Used) By Operating Activities       (268,477)       (332,523)

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                            (3,311)         (3,311)
     Investment in Subsidiaries                                      (6,100,000)
     Proceeds from Issuance of Long Term Debt                 0               0
     Cash Used for Investments                                0               0
                                                     ----------      ----------

Net Cash Provided (Used) By Investing Activities         (3,311)
                                                                     (6,103,311)

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock                 134           2,260
     Paid-In Capital                                    163,065       6,262,440
                                                     ----------      ----------

Net Cash Flows from Financing Activities                163,199       6,264,701

Net Increase (Decrease) in Cash                        (108,589)       (171,133)
                                                     ==========      ==========

Summary:
Cash Balance at End of Period                             5,730           5,730
Cash At Beginning of Period                                  73            (473)
                                                     ----------      ----------

Net Increase (Decrease) in Cash                           5,657           6,203
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

The results of operations for the three-month period ending March 31, 1998 and the nine months year to date, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include only Viking Resources International, Inc. operations.

NOTE 2:  LOANS RECEIVABLE

The loans receivable due the Company consist of the following:

         Loan due from AKO Resources, Inc.           $ 3,700
         Other receivables - G.L. Kuhr                 1,825
                                                     -------
                  Total                              $ 5,525
                                                     =======

During this period, the Company charged off as uncollectable a receivable in the amount of $3,538.

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

NOTE 6: ACQUISITIONS SUBSEQUENT TO MARCH 31, 1998

There were no acquisitions subsequent to this period.

                      VIKING RESOURCES INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period ended March 31, 1998.

Three months ended March 31, 1998

      During the three months ended March 31, 1998 the Company endeavored to move forward on funding and ongoing negotiations concerning target acquisitions. However, the planned Juleon, Inc. fiberglass operation start-up continues to be delayed due to the Company's inability to fund the operation. Juleon, in the meantime, operates as a single unit long-haul trucking operation with minimal operating profits.

      Both EPi Systems and its European division remain as developmental stage operations. Insufficient documentation prohibits the Company from fully disclosing EPi's status at this time. The Company is also awaiting certain documentation relevant to Broad Cove Colony, Inc. and the EPi Connecticut property slated for an assisted living facility. Both of these properties were brought into Viking through Chairman Kuhr. As soon as the requested information has been provided, the Company intends to rectify this omission.

      Per Chairman Kuhr, and as announced on 2/3/98, 3/2/98, and 3/31/98, negotiations continue on the Midwest and international environmental waste operations.

      On January 6, 1998, the Company issued 10,000 shares of restricted common stock to Norman L. Sirak, Esq. as compensation for legal services performed. On the same date, the Company issued 25,000 shares of restricted common stock to James E. Cheatham in lieu of payment under a Consulting Agreement dated 12/19/95 and which issuance represents full payment for any remaining fees, expenses or interest on the unpaid balance of said Agreement. On the same date, the Company issued 400,000 shares of restricted common stock to LBI Group, Inc. as payment for certain consulting fees, expenses paid, and a capital infusion of $60,000 covered in a Letter of Agreement dated 12/15/96. This Agreement also included stock options for up to 100,000 shares of restricted common stock in exchange for value received in the amount of $80,000. LBI Group, Inc. exercised this option on January 6, 1998 and the Company issued 100,000 shares of restricted common stock.

      On January 7, 1998, Chairman Kuhr, through an affidavit to the Company's transfer agent, CDR Transfer, Inc., reported that Stock Certificates #1747 and #1768 were lost or stolen. A Stop Transfer order was issued on these two Certificates. Replacement Certificates #1857 and #1858 were issued on this date.

      On January 14, 1998, the Company entered into a $5,000 agreement with Kostech, Inc. to have a website hosted on their financial network. This website was never fully developed and has since been removed from the Internet.

      On January 23, 1998, the Company issued a total of 136,296 shares of restricted common stock to six individuals who provided administrative, financial and consulting services.

      On March 2, 1998, the Company issued 120,000 shares of restricted common stock to James W. Walters for consulting services.

      On March 6, 1998, the Company issued 50,000 shares of restricted common stock to Caliente Consulting, Inc./Dan Lawrence as per the terms of the 9/1/97 Financial Public Relations Contract.

      On March 15, 1998, the Company entered into a three year Employment Agreement with Linda Specht to serve as Vice President, Corporate Communications providing for an annual salary of $60,000 with a $500 per month auto allowance and other customary benefits as they become available. Ms. Specht's employment, which provides for two (2) three-year renewals of the Agreement, includes an initial 100,000 shares of restricted common stock.

Liquidity and Capital Resources at March 31, 1998

      During the period ending March 31, 1998, with only a minor infusion of capital ($80,000) the Company's liquidity and capital resources continued to be severely restricted in its operation, development and acquisitions. The need for capital infusion will be necessary for the Company to move forward on its acquisition and operations goals. Subsequent to the March 31st period, the Company announced a $2.0M loan signed with 6.0M shares of restricted Viking common stock as collateral. The loan proceeds were never paid to Viking and through the insistence of Chairman, Gerald Kuhr, the shares were converted to a free trading status. Viking subsequently obtained the return of 3.0M shares of this issue, but have not yet received the balance. Subsequent to this period, Viking's stock was substantially shorted by broker/dealers in the market which caused a major reduction in the market value of its stock price over the ensuing months. The Company may initiate legal proceedings against all parties involved in this transaction and subsequent shorting.

Events Subsequent to March 31, 1998

      On April 2, 1998, the Company authorized a buy back of up to 1,000,000 shares of its common stock in open market or private transactions, subject to market conditions. On May 1, 1998, the Company opened brokerage accounts with Comprehensive Capital Corporation of Boca Raton, FL and with J.E. Liss & Company, Inc. of Milwaukee, WI. Subsequently, the Company purchased 57,700 shares of its common stock.

      On April 27, 1998, Chairman Kuhr announced an increase in the ownership of Broad Cove Colony, Inc. to 80%.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      As a result of a 12/27/97 Judgement brought against Mark Taylor and Viking Resources Int'l., Inc., a Court Order was issued on 2/12/98 directing Viking to cancel 500,000 shares of its common stock previously issued in the name of Mark Taylor and reissue without restriction 250,000 shares each to Messrs. Clark and Holt. Court costs and attorney fees were awarded against Mark Taylor. Subsequently, the Company discovered that the 500,000 shares issued to Taylor had already been sold. To comply with the Court Order, the Company directed its transfer agent to issue the 500,000 shares to Clark and Holt.

      On January 28, 1998, Irving A. Backman of Boston, MA, filed a Verified Complaint with the Middlesex Court of the Commonwealth of Massachusetts, against Gerald L. Kuhr, EPI Systems Int'l., Inc. (EPi) and Viking Resources Int'l., Inc. based upon the non-payment of a $100,000 note dated April 26, 1996 signed by Mr. Kuhr, personally and as Chairman/CEO of EPi. A "Complaint for Contempt", based upon failure to comply with a court ordered Preliminary Injunction in favor of the Plaintiff, Backman, was issued on 3/9/98. A second agreement was then reached among the parties wherein Mr. Backman would hold certain collateral in the form of securities which would be released upon payment of 300,000 shares of Viking stock and cash in the amount of $130,000. Although Mr. Backman did receive personally from Mr. Kuhr 150,000 shares of Viking stock and personally from Mr. Erickson 150,000 shares of Viking stock, the cash portion was not paid.

Item 2. Form 8-K

      No reports on Form 8-K were filed during this period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VIKING RESOURCES INTERNATIONAL, INC.


DATE: JUNE 29, 1999                              BY /S/ DAN O. ERICKSON
                                                    ----------------------
                                                    DAN O. ERICKSON
                                                    PRESIDENT/CEO/CHAIRMAN


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                             DATE


/S/ DAN O. ERICKSON                                   JUNE 29, 1999
----------------------
DAN O. ERICKSON,
PRESIDENT/CEO/CHAIRMAN