Form 10KSB
period 1998-06-30
VIKING RESOURCES INTERNATIONAL INC
filed 1999-07-02
CIK 836433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X .

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

As of June 30, 1998 the registrant had outstanding 34,687,796 shares of its Common Stock, par value of $0.0001, its only class of voting securities. This figure does not reflect significant adjustments made subsequent to this Report (See Part I Recent Developments and Subsequent Events). The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on June 30, 1998, was approximately $3,880,228 based on the average sales prices on the OTC:BB on such date (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes  [X]  No ___.

                      Viking Resources International, Inc.

                              Index to Form 10-KSB

                            Year Ended June 30, 1998

                                                  PART I

Item 1.       Business Description                                                                         3 -4

Item 2.       Description of Properties                                                                       5

Item 3.       Legal Proceedings                                                                               5

Item 4.       Submission of Matters to Security Holders                                                       5


                                                 PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder Matters                           6

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations           7

Item 7.       Financial Statements and Supplementary Data                                                   F-1-F-8

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            7


                                                 PART III

Item 9.       Directors and Executive Officers of the Registrant                                              8

Item 10.      Executive Compensation                                                                          9

Item 11.      Security Ownership of Certain Beneficial Owners and Management                                  9

Item 12.      Certain Relationships and Related Transactions                                                  9



                                                 PART IV

Item 13.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K                              10

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Recent Developments
-------------------

          Viking Resources International, Inc., (formerly Viking Management Group, Inc.) (the "Company"), a Delaware corporation organized June 10, 1987, has been a development stage corporation which, after several failed acquisitions (see "History") in the recycling industry during the period of 1995-98, has been in the process of restructuring and re-capitalizing. The planned Juleon subsidiary fiberglass operation start-up continues to be delayed due to the Company's inability to fund the operation. Juleon, in the meantime, operates as a single unit long-haul trucking operation with minimal operating profits. Subsequent to this reporting period, on July 1, 1998, the Company communicated via press release to its shareholders the status of its funding and pending acquisitions, which information was provided by Chairman Kuhr. Following this release, the Company, through various business contacts, investigation, and requests to Chairman Kuhr for substantive documentation and information relevant to the 7/1/98 release, as well as prior releases and other communication, determined that Mr. Kuhr was unable to secure financing or to conclude acquisition negotiations. Subsequent to that, Gerald L. Kuhr, Chairman/CEO was removed in August of 1998 for non-performance and Dan O. Erickson, President/CFO (and Chairman/CEO after Mr. Kuhr's removal) began again to restructure the corporation. The Company determined that it would be necessary to investigate and re-evaluate all projects, including those in the environmental industry. During this process, Mr. Erickson established four "groups" or divisions within the framework of the Company - Aviation, Environmental, Manufacturing and Real Estate. Negotiations were initiated or continued by Mr. Erickson with acquisition candidates in each of these groups.

         On April 2, 1998, the Company announced a pending $2.0M loan signed with 6.0M shares of restricted Viking common stock as collateral. The loan proceeds were never paid to Viking and through the insistence of Chairman Gerald Kuhr, the shares were converted to a free trading status. By the terms of the agreement, Mr. Kuhr was required to pledge to Viking 6.0M of the shares previously issued to him. Subsequent to this period, Viking's stock was substantially shorted by broker/dealers in the market, which caused a major reduction in the market value of its stock price over the ensuing months. Viking subsequently obtained the return of 3.0M shares of this issue. The Company may initiate legal proceedings against all parties involved in this transaction and subsequent shorting

         On April 2, 1998, the Company authorized a buy-back of up to 1,000,000 shares of its common stock in open market or private transactions, subject to market conditions. On May 1, 1998, the Company opened brokerage accounts with Comprehensive Capital Corporation of Boca Raton, FL and with J.E. Liss & Company, Inc. of Milwaukee, WI. Subsequently, the Company purchased 57,700 shares of its common shock. It should be noted that the current outstanding total of 34,687,796 does not reflect the purchase by the Company of these 57,700 shares.

      On April 27, 1998, Chairman Kuhr announced an increase in the ownership of Broad Cove Colony, Inc. to 80%.

Subsequent Events

         On July 24, 1998, the Company announced a $2.0 Million funding agreement with Hampton Group, LLC. Despite Hampton Group's efforts, they were unable to secure the funding due to the Company's current price per share as well as certain internal management conflict, which later resulted in the Chairman's removal. Hampton Group did assist the Company in facilitating the return of 3.0M shares of common stock from the Bodden & Co. In a private transaction, the Company sold 500,000 of these returned shares due to the critical nature of its cash flow situation.

         On July 29, 1998, a Memorandum of Understanding was signed with Executive JetPort of New Jersey, Inc. (EJP). Located at New Jersey's Trenton-Mercer Airport, EJP holds a 30-year lease for 27 acres of land and buildings providing Fixed Base Operation (FBO) services to the aviation industry.

         On August 25, 1998, the Company announced the removal of its Chairman, Gerald Kuhr for non-performance. The Company canceled the transaction with Bodden & Co. (which included an issue of 6.0M shares of non-restricted common stock). Further, the Company canceled all of the restricted stock issued to Mr. Kuhr - a total of 18.0M shares of restricted common stock. It should be noted that the current issued and outstanding total of 34,687,796 does not reflect the cancellation of the Kuhr shares.

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

         During the period of May 1995 to January 1996, the Company, having raised funding through a Reg. D 504 exempt offering, made several acquisitions, including some in the recycling industry. These acquisitions and attempted acquisitions were unsuccessful due to a lack of additional funding and internal management conflicts. In January 1996, the initial Chairman/CEO/President, Mark
A. Taylor, and the Sr. VP-Acquisitions & Mergers, Rene Bouchard resigned. Mr. Erickson remained as the sole officer and director. During this period from January 1996 through March, 1996 and from October 1996 through May 1997, Mr. Erickson, with the help of an outside consultant, worked to restructure and bring capital into the Company. In May 1997, Mr. Erickson gained full control of the Company and with the appointment of Gerald L. Kuhr as Chairman/CEO in June of 1997, anticipated that the Company would move forward.

         From June, 1997 to June, 1998, Chairman Kuhr initiated a number of transactions to secure funding for the Company, none of which came to fruition, although Kuhr did personally provide $128,000 to the Company in May of 1998. Chairman Kuhr attempted through prolonged negotiations to acquire a number of companies both within and outside of the environmental market. The Company was unable to substantiate these transactions and negotiations. (See Recent Developments and Subsequent Events in this report.)

Employees
---------

         As of June 30, 1968, the Company had a total of three employees on its corporate staff, two employees in its Juleon subsidiary as well as contracted public relations and consulting organizations.

ITEM 2.       DESCRIPTION OF PROPERTY
              -----------------------

         The Company maintains its current offices in Tampa, Florida.

ITEM 3.       LEGAL PROCEEDINGS
              -----------------

         As set forth in the Company's March 31, 1998 Report 10-QSB, there remains an unsatisfied claim for $130,000 associating to a court order issued in favor of Mr. Irving A. Backman of Boston, MA, which action had originated in a claim against Gerald L. Kuhr and EPi Systems. As the successor-in-interest to EPi (based on its announced acquisition of EPi), Viking became a party to this legal action. Mr. Backman and Mr. Erickson have maintained constant communication and will address this claim when the Company's financial position improves.


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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
              ------------------------------------------------------------------
              MATTERS
              -------

                               Market Information
                               ------------------

         The Company's Common Stock has been listed on the OTC:BB market since May 19, 1995 under the symbol "VIKG". The following chart shows the quarterly high and low bid and ask prices for the Company's Common Stock for the last two fiscal years, as reported on the OTC:BB. The prices represent quotations by dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                  COMMON STOCK
                                  ------------



Fiscal                                         Bid                     Ask
Quarters                                    High    Low           High      Low
--------                                    ----    ---           ----      ---


1996-97       First Quarter                 .14      .12           .15      .13
1996-97
              Second Quarter                .12      .08           .17      .10
1996-97       Third Quarter                 .14      .12           .13      .10
1996-97       Fourth Quarter                .20      .16           .22      .15

1997-98       First Quarter                 .62      .61           .66      .64
1997-98       Second Quarter              1.875   1.4375        2.0625     1.50
1997-98       Third Quarter                1.30     1.25          1.35     1.28
                  .
1997-98       Fourth Quarter                .81      .80           .88      .82


                                     Holders
                                     -------

         As of June 30, 1998, there were approximately 552 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in the securities positions with the Company.

                                    Dividends
                                    ---------

         The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS AND PLAN OF OPERATION
              -------------------------------------------

         The following is management's discussion and analysis of significant factors, which have affected the Company's financial position and operations.

Year Ended June 30, 1998
------------------------

         The fiscal year ended June 30, 1998 was a disappointing one for the Company. Management had anticipated, with the addition of Gerald L. Kuhr as Chairman/CEO, that certain funding and acquisitions would be consummated during this year. Since the Company received no significant funding, the Company was unable to fund operations during the year ended June 30, 1998 and should continue to be considered a development stage company, as defined in FASB No. 7. The continued lack of capital affected the Company in all areas. Its planned fiberglass subsidiary was unable to proceed. It was unable to move to larger office space or to hire additional personnel, except for one employee hired in March, 1998. A funding transaction which involved the issuance of the Company's stock may have precipitated the shorting of the stock. This sharp drop in market value in turn affected all areas of the Company by impacting acquisition negotiations and funding transactions. Subsequent to this report, the Chairman was removed and the Company has had to restructure.


Liquidity and Capital Resources
-------------------------------

         During the period ending June 30, 1998, with only minor infusions of capital ($208,000) the Company's liquidity and capital resources continued to be severely restricted in its operation, development and acquisitions. Capital infusion will be necessary for the Company to move forward on its acquisition and operations goals. During this period, the Company announced a $2.0M loan signed with 6.0M shares of restricted Viking common stock as collateral. The loan proceeds were never paid to Viking and through the insistence of Chairman, Gerald Kuhr, the shares were converted to a free trading status. Viking subsequently obtained the return of 3.0M shares of this issue, but has not yet received the balance. Possibly as a result of this transaction, Viking's stock was substantially shorted by broker/dealers in the market which caused a major reduction in the market value of its stock price over the ensuing months.


ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

         The Consolidated Financial Statements of Viking Resources International, Inc., together with the report thereon of Want & Ender, C.P.A., P.C. dated June 30, 1999, and the supplementary data are set forth on pages F-1 through F-8 hereof.


ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

         There are neither documented changes in nor disagreements with accountants on accounting and financial disclosure.

                                    PART III
                                    --------

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

         Gerald L. Kuhr, age 56, has been the Chairman and Chief Executive Officer since June 9, 1997. Mr. Kuhr has been appointed Treasurer of the Company as well. Mr. Kuhr has served since 1992 as Chairman/CEO of EPi Systems International, Inc. (EPi) of Huntington, New York, (now a subsidiary of the Company) a developmental stage recycling and waste-to-energy company. From 1982 to 1992, Mr. Kuhr was the founder and Chairman/CEO of Kuhr Technologies, Inc., (KTIE-NASDAQ) a major waste-to-energy company. From 1980 to 1982, Mr. Kuhr was Chairman/CEO and founder of Kuhr Technologies, Ltd., an international producer "skid mounted" conversion plant, which produced sugar from fructose crops for local consumption in underdeveloped nations. From 1970 to 1980, Mr. Kuhr was one of three "profit sharing" Executive Chiefs of the Alexander Proudfoot Company, a national management consulting firm serving the Fortune 500 companies from top executive level to full operations. From 1968-1970, Mr. Kuhr served as Vice President of Manufacturing for Litton Industries (LIT-NASDAQ). Mr. Kuhr served in the Special Forces unit of the US Coast Guard in international intelligence functions. Mr. Kuhr is a graduate Chemical Engineer and received his degree from the University of Minnesota.


         Dan O. Erickson, age 55, is President and Chief Financial Officer. He served as Executive Vice President and Chief Financial Officer from May 17, 1995 to October 15, 1996 when he became President. Mr. Erickson also serves as a Director and Secretary for the Company. Mr. Erickson was VP/CFO of Viking Recycling, Inc., a developmental stage tire recycling company in Tampa, Florida, from July 1993 to May 1995. Since July 1991, Mr. Erickson has served as the President and majority shareholder of Viking Capital Services, Inc. (a business planning and consulting firm with no relation to Viking Resources International, Inc.). He was an accounting and tax advisor for E.K. Williams & Company (an accounting firm in Tampa, Florida) from 1990 to 1991. From 1989 to 1990, Mr. Erickson held the positions of comptroller and Vice President of Finance for Lindeen, Inc. (a nationwide retail/wholesale distribution company). From 1983 to 1989, Mr. Erickson was a mortgage broker for Professional Mortgage Co., Inc., (a mortgage company). From 1972 to 1983 Mr. Erickson was active in Estate and Business Insurance Planning with Northwestern Mutual Life Insurance Company and National Life of Vermont. Mr. Erickson also served as a manager of Freedom Federal S&L, Savings and Loan branch from 1970 to 1972. Mr. Erickson was the Atlantic Coast regional accounting manager for Cargill's Feed Division from 1967 to 1970 and was a national internal auditor for Cargill, Inc., from 1965 to 1967. Mr. Erickson received his B.A. degree in Accounting/Business from the University of Minnesota at Duluth.

         Linda Specht, age 51, is Vice President, Corporate Communications. She joined Viking Management Group in August of 1995 as the Office Manager and Director of Marketing. From October, 1995 through May, 1996, Ms. Specht served as General Manager for a subsidiary of Viking's located in Sarasota, FL. Prior to joining Viking, Ms. Specht served in a variety of marketing and management positions in Tampa, FL with an emphasis on writing, editing and the creation of collateral materials. Before moving to Florida, she was employed as a General Manager for Playdrome Recreation, Inc. in Toms River, NJ with complete responsibility for one of the company's locations. Prior to that, she was a Managing Editor for Infocus, Inc. in Philadelphia, PA, a computer trade journal. Ms. Specht was a founder of The Watchung Software Group, Inc., a software consulting firm in Plainfield, NJ with a client base of colleges and universities located throughout the United States. From 1979 to 1983, Ms. Specht served in management positions with Axxess Information Systems, Inc., a Prime computer OEM, where she assisted the owners in all startup operations creating each of the company's business departments and ultimately serving as Director of Marketing Services.

ITEM 10.      EXECUTIVE COMPENSATION
              ----------------------

         The following table shows the cash compensation of each executive officer and as to all executive officers as a group, during the fiscal year ended June 30, 1998:

Name and              Fiscal                                             Other               All
Principal              Year                                             Annual              Other
Position               Ended       Salary($)          Bonus($)       Compensation       Compensation
--------               -----       ---------          --------       ------------       ------------
Gerald L. Kuhr
COB/CEO             6/30/98 (a)       -0-                 -0-          20,761(d)             -0-


Dan O. Erickson
Pres./CFO           6/30/98 (b)       -0-                  -0-          3,143(d)             -0-

Linda Specht
VP                  6/30/98 (c)       -0-                  -0-          6,200(d)             -0-

Notes:

(a) The Company has signed a five year employment agreement, effective 6/09/97, with Mr. Kuhr which includes salary of $156,000 per year, $600 per month auto allowance and health insurance benefits.
(b) Mr. Erickson's five year employment agreement, effective as of June, 1995, was amended, effective 6/9/97, to increase his salary to $104,000 per year.
(c) The Company signed a three year employment agreement with Ms. Specht, effective 3/15/98 which provides for salary of $60,000 per year, $500 per month auto allowance and other benefits as they become available to the Company's employees. Ms. Specht's agreement also provides for two (2) three-year renewals.
(d) Minimal compensation has been paid; however, salary and benefits have accrued since 6/09/97 for Mr. kuhr and Mr. Erickson and since 3/15/98 for Ms. Specht and will be paid when the Company is financially able to do so.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

         The following table indicates all persons who, as of June 30, 1998, or the most recent particle date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities, and all Directors of the Company and all Officers who are not Directors of the Company, as a group. Percent of class for all beneficial owners assumes that all options and warrants have been exercised and the Preferred Stock has been converted.

(a)      Security ownership of certain beneficial owners.

  (1)                              (2)                         (3)                        (4)
                      NAME AND ADDRESS                  AMOUNT AND NATURE
TITLE                   OF BENEFICIAL                     OF BENEFICIAL                 PERCENT
OF CLASS                    OWNER                      OWNERSHIP IN NUMBER             OF CLASS
-----------------------------------------------------------------------------------------------
Common                Gerald L. Kuhr                       18,000,000(a)                52.00
                      5000 S. Himes Ave., # 332
                      Tampa, Florida   33611

Common                Dan O. Erickson                       3,000,000(b)                 8.70
                      5000 S. Himes Ave., # 332
                      Tampa, Florida   33611

Common                Linda Specht                            100,000(c)                  .003
                      5000 S. Himes Ave., #332
                      Tampa, Florida 33611


Notes:

(a) Subsequent to this report, the Company cancelled all of these shares as a result of mr. Kuhr's termination and the later recission of the EPi acquisition which included the cancellation of the Connecticut ACLF-zoned property and the Board Cove Colony alleged ownership. Therefore, the total shares outstanding does not reflect this reduction in shares.
(b) 150,000 shares of this total were provided to I. Backman as a part of a settlement in an action brought against Kuhr, EPi and Viking.
(c) Although authorized, these shares have not yet been issued. Therefore, the total shares outstanding does not reflect this addition in shares.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

              Qualifying Transactions Involving Interested Persons or Entities
              ----------------------------------------------------------------


          There were no transactions involving interested persons or entities during this period.

                                     PART IV
                                     -------

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

Consolidated Statements of Operations - Year Ended
June 30, 1997                                                              F-4

Consolidated Statements of Stockholders' Equity -
Year Ended June 30, 1997                                                   F-5

Consolidated Statement of Cash Flows - Year
Ended June 30, 1997                                                        F-6

Notes to Consolidated Financial Statements - Year
Ended June 30, 1997                                            F-7 through F-8

         (b)  Exhibits    None
              --------

         (c)  Reports on Form 8-K     None
              -------------------

WANT & ENDER, CPA, P.C.
-----------------------
CERTIFIED PUBLIC ACCOUNTANTS
386 Park Avenue South, Suite 1613
                                                      New York, NY 10016
MARTIN ENDER, CPA                                     Telephone (212) 684-2414
STANLEY Z. WANT. CPA. CFP                             Fax (212) 684-5433



                          Independent Auditor's Report


To the Shareholders' and Board of Directors of:

VIKING RESOURCES INTERNATIONAL, INC.
3301 West Gandy Blvd.
Tampa, FL 33611

We have audited the accompanying balance sheet of VIKING RESOURCES INTERNATIONAL, INC. at June 30, 1998 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIKING RESOURCES INTERNATIONAL, INC. at June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


//S//

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
June 30, 1999

                      VIKING RESOURCES INTERNATIONAL, INC.
                                  Balance Sheet
                               As At June 30, 1998


                                             Current Year  Prior Year 1
                                               6-30-98        6-30-97

                                                       Assets
      Current Assets

        Cash - Checking                   $    2,196.54   $     472.86
        Loan Receivable (See Note 3)           3,700.00       3,538.47
        Other Receivable                       1,825.00              0
                                          -------------   ------------
      Total Current Assets:                    7,721.54       4,011.33

      Fixed Assets

        Office Equipment                      31,440.23      27,937.77
        Acc Depr Office Eqpt                 (16,474.59)    (11,410.40)
                                          -------------   ------------

      Total Fixed Assets:                     14,965.64      16,527.37

      Other Assets

        Organization Costs (See Note 5)       76,111.18     126,111.18
        Acc Amort Org Costs                  (42,828.25)    (28,428.25)
        Security Deposits                             0         195.32
                                          -------------   ------------

      Total Other Assets:                     33,282.83      97,878.25


Total Assets:                             $   55,970.11   $ 118,416.95
                                          =============   ============

     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                                  Balance Sheet
                               As At June 30, 1998

                                                               Current Year    Prior Year 1
                                                                  6-30-98         6-30-97
Liabilities & Stockholders' Equity

Current Liabilities
      Accounts Payable                                      $      28,165.51   $  88,560.53
      Comp Hdw-CapitaL Lease                                       14,003.90      23,727.90
      Notes Payable (See Note 4)                                        0.00      75,000.00
      Wages Payable                                               106,000.00      44,400.00
      Notes Payable Offr                                                0.00      19,265.25
      Federal P/R Taxes                                            81,775.36      78,669.86
      State And City P/r Taxes                                          0.00       2,338.34
      Tax Interest & Penalties Payable                            123,110.00      87,410.00
      Accr Other Taxes                                                  0.00       3,105.50
      Accr Expenses                                                 9,400.00      36,989.20
                                                            ----------------   ------------

    Total Current Liabilities:                                    362,454.77     439,128.24

Long Term Liabilities

Total Long Term Liabilities:                                            0.00           0.00
                                                            ----------------   ------------

Total Liabilities:                                               (362,454.77)   (439,128.24)


Stockholders' Equity
        Common Stock                                                 3468.78         608.15
        100,000,000 Authorized
        6,081,500 Issued & outstanding at .0001 par value
        Addtl Paid In Capital                                     840,829.24     492,492.16
        Retained Earnings - Un Ap                              (1,150,782.68)   (813,811.60)
                                                            ----------------   ------------

      Total Equity:                                              (306,484.66)   (320,711.29)

Total Liabilities & Equity:                                 $      55,970.11   $ 118,416.95
                                                            ================   ============

     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                       Statement of Income, Profit & Loss
                          For Year Ended June 30, 1998

                                                    Current Year         Prior Year 1
                                                      6-30-98              6-30-97
      Income
        Other Income                                        0.00             6,150.95
                                                  --------------       --------------
                                                            0.00             6,150.95
      Operating Expenses
        Officers Salary                               114,904.81            15,000.00
        Outside Contracting                             5,313.64            15,915.00
        Professional Fees                                   0.00             3,000.00
        Rent                                            7,420.70                 0.00
        Telephone Expenses                             14,471.87                 0.00
        Office Expenses                                 2,024.51                 0.00
        Office Supplies                                 2,469.27                 0.00
        Printing And Stationery                           515.96                 0.00
        Postage Expenses                                  809.00                60.00
        Utilities                                         345.32                 0.00
        Legal Fees                                      4,171.00                00.00
        License and Permits                                 0.00              3057.89
        Interest                                       12,218.91            11,748.22
        Travel                                         15,260.76                 0.00
        Repairs                                            85.00                 0.00
        Bank And Finance Charges                          659.50               120.00
        Dues And Subscriptions                             98.00                 0.00
        Auto Expenses                                   4,268.80                 0.00
        Advertising                                    31,951.11                 0.00
        Investor Relations                             27,966.60                 0.00
                                                  --------------       --------------
      Total Operating Expenses:                       256,791.89            48,901.11

      Net Operating Income (Loss):                  ($256,791.89)         ($42,750.16)

      Taxes
        Interest & Penalties                           35,700.00            87,750.00
        FUI and SUI                                         0.00                 0.00
                                                  --------------       --------------
      Total Taxes:                                     35,700.00            87,410.00
                                                  --------------       --------------
      Net Income (Loss) After Taxes:                (292,491.89)         (130,160.16)

      Other Deductions
        Depreciation                                    5,064.18             4,623.20
        Amortization                                   14,400.00            16,175.00
        Loss on Sale of Assets                              0.00                 0.00
        Settlement of Note                             25,015.00                 0.00
                                                  --------------       --------------

      Total Other Deductions:                          44,479.19            20,798.20

      Other Income
        Interest Income                                     0.00                 0.00
                                                  --------------       --------------

      Net Income (Loss) for Period:               ($ 336,971.08)       ($ 150,958.36)

     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                       Statements of Shareholders' Equity
                                  June 30, 1998

                                                                Current Year              Prior Year 1
                                                                   6-30-98                   6-30-97
      Retained Earnings - Un Ap                                 (813,811.60)               (662,853.24)
      Common Stock issued during the year                         $3,468.78                    $608.15
        34,687,796 shares par value $ .0001

      Additional Paid in Capital Contributed                     840,829.24                 492,492.16

      Net Income/(Loss) for the year                            (336,971.08)               (150,958.36)
                                                               ------------               ------------

        Balance June 30, 1998                                  $(306,484.66)              $(320,711.25)
                                                               ============               ============

     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                             Statement of Cash Flows
                       For the Period Ended June 30, 1998

                                                      Current Year    Prior Year 1
                                                         6-30-98        6-30-97
Cash Flows from Operating Activities
 Net Income                                          $  (336,971.08) $ (150,958.36)
Adjustments to Reconcile Net Income to Net
       Cash Provided by operating Activities:
   Depreciation and Amortization                          19,464.19      20,798.20
   (Increase) Decrease in Accounts Receivable               (161.53)     77,213.82
   (Increase) Decrease in Other Assets                    (1,629.68)          0.00
   (Increase) Decrease in Subscriptions Receivable             0.00      25,000.00
   Increase (Decrease) in Accounts Payables              (60,395.02)    (24,400.95)
   Increase (Decrease) in Current Liabilities            (51,978.45)     (1,362.11)
   Increase (Decrease) in Income Taxes Payable            35,700.00      87,410.00
                                                     --------------  -------------

Total Adjustments                                        (59,000.49)    184,638.96

Net Cash Provided (Used) By Operating Activities     $  (395,971.57) $   33,680.60


Cash Flows from Investing Activities
   Purchase of Fixed Assets                               (3,502046)          0.00
   Deferred Organization Costs                            50,000.00           0.00
                                                     --------------  -------------

Net Cash Provided (Used) By Investing Activities          46,497.54           0.00


Cash Flows from Financing Activities
   Proceeds from Issuance of Common Stock                351,197.71     216,146.18
   Proceeds from Issuance of long-term Debt                    0.00    (250,000.00)
                                                     --------------  -------------

Net Cash Provided (Used) By Financing Activities         351,197.71     (33,853.82)


Net Increase (Decrease) in Cash                            1,723.68)       (173.22)
Cash at Beginning of Period                                  472.86         646.08
                                                     --------------  -------------

Cash at End of Period                                $     2,196.54  $      472.86
                                                     ==============  =============

     The accompanying notes are an integral part of the financial statements

                      VIKING RESOURCES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 1 - BACKGROUND

Viking Venture Capital corporation , a Florida corporation, was formed on December 20, 1993. On May 12, 1995, Viking Venture Capital Corporation changed its name to Viking Management Group, Inc. On May 16, 1995, the Company was acquired by Opticorp, Inc., a publicly-held Delaware corporation formed June 10, 1987. Opticorp, Inc. was inactive with no significant assets, liabilities or operations. Upon consummating the acquisition, Opticorp, Inc. changed its name to Viking Management Group, Inc. Viking Management Group, Inc. changed its name to Viking Resources International, Inc. on October 5, 1995. The purpose of this newly formed company is to seek out acquisitions of private companies involved in tire and plastic recycling as well as related industries.

In June, 1997, a new Chairman/CEO, Gerald L. Kuhr, was appointed and embarked on a plan of restructuring operations and capitalization. During his tenure several transactions took place; acquisition of EPi Systems International for 6 million shares and the acquisition of Juleon, Inc. for 250,000 shares. Both transactions have been subsequently rescinded. In addition, 12 million shares were issued to Gerald L. Kuhr for collateral purposes for financing of future acquisitions. During August 1998, the Board of Directors finalized a resolution that terminated Mr. Kuhr and his shares cancelled by Corporate Resolution.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

Revenues are recognized at the time goods are delivered to the customer.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets. Depreciation expense was $5,064.19 for the year ended June 30, 1998.

Expenditures for maintenance and repairs are charged to income as incurred. Major expenditures for betterments and renewals are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Income Taxes
------------

Certain income and expense items are accounted for differently for financial reporting purposes and for income tax purposes. Deferred taxes in recognition of timing differences are not reflected in the financial statements as the Company has operating loss carry forwards. (See Note 6)

In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, "which supersedes SFAS No. 96. The Company adopted this pronouncement in its financial statements for the period ended June 30,1995.

                      VIKING RESOURCES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company generally considers all highly liquid securities (consisting principally of short-term money market investments, and certificates of deposits) with a maturity of redemption option of three months or less, to be cash equivalents.

NOTE 3-Loan Receivable

The receivable represents the balance due from AKO Resources - $3,700.00.

NOTE 4-Subscription Receivable

None

NOTE 5-Organization Costs

Organization expense was incurred by purchase of the Opticorp, Inc. public shell from The Worthington Company for the sum of $125,000 and $50,000 was paid initially and the remaining amount is represented as a Note Payable for $75,000 which was due August 17, 1995. On March 31. 1998, the Note Payable was settled and paid in full.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company has experienced net loss since its inception. At June 30, 1998, the Company has unused operating-loss carry forwards of $ 1,150,782.60.

NOTE 7 - SUBSEQUENT EVENTS

During September, 1998, the Company received a written funding commitment from a broker in Philadelphia, PA as a result of a Letter of Intent to acquire Executive JetPort of New Jersey, Inc. The broker failed to fund this transaction. Subsequently, a bridge loan was negotiated and an acquisition agreement was signed in February, 1999.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VIKING RESOURCES INTERNATIONAL, INC.


DATE:   JUNE 30, 1999                              BY  /S/ DAN O. ERICKSON
                                                       --------------------
                                                           DAN  O. ERICKSON,
                                                           PRESIDENT/CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                          DATE





/S/ DAN O. ERICKSON                               JUNE 30, 1999
-------------------
DAN O. ERICKSON,
PRESIDENT, CHIEF FINANCIAL OFFICER & DIRECTOR