Form 10QSB
period 1998-09-30
VIKING RESOURCES INTERNATIONAL INC
filed 1999-07-07
CIK 836433

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The total outstanding shares reflected below as at September 30, 1998 includes adjustments made to reflect 2,150,000 authorized, but not yet issued shares and 18,057,700 cancelled, but awaiting return of certificates.



Class                                       Outstanding at September 30, 1998
-----                                       ---------------------------------
(Common stock, $.0001 par value)                        18,780,096


                      VIKING RESOURCES INTERNATIONAL, INC.
                                      INDEX

Part I:  Financial information                                                            Page No.

           Condensed consolidated balance sheet September 30, 1998
              and June 30, 1998.                                                          3 - 4


           Condensed consolidated statement of income three months
              ended  September 30, 1998 and year ended June 30, 1998                          5


           Condensed consolidated statement of cash flows - three months
              ended September 30, 1998 and year ending June 30, 1998                          6


           Notes to condensed consolidated financial statements                               7


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   8 - 9



Part II: Other information
         Item 1   Legal Proceedings                                                          10
         Item 2   Reports on Form 8-K                                                        10

                                       2

                         PART I - FINANCIAL INFORMATION



              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET



                                     ASSETS



                                            September 30,   June 30,
                                               1998           1998
                                               ----           ----
                                            (Unaudited)    (Audited)

Current assets
   Cash - Checking                                 (15)       2,197
   Loans Receivable (Note 2)                    18,700        3,700
   Employee Advances Receivable (Note 2)         1.324            0
   Other Receivable (Note 2)                     1,825        1,825
                                               -------     --------
         Total Current Assets                   21,834        7,722

Fixed Assets
   Computer Equipment/Software (Note 3)         31,440       31,440
     Less Accumulated Depreciation             (17,885)     (16,475)
                                               -------     --------

Total Fixed Assets                              13,555       14,966

Other Assets
   Organizational Costs                         76,111       76,111
     Less Accumulated Amortization             (45,078)     (42,828)
                                               -------     --------

Total Other Assets                              31,033       33,283
                                               -------     --------

Total Assets                                    66,423       55,970
                                               =======     ========

         The accompanying notes are an integral part of these condensed financial statements


              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   LIABILITIES

                                                             September 30,    June 30,
                                                                 1998          1998
                                                                 ----          ----
                                                             (Unaudited)     (Audited)
Current Liabilities
   Accounts Payable                                               31,808        28,166
   Notes Payable                                                  14,004             0
   Computer/Equip.-Capital Lease                                       0        14,004
   Wages Payable                                                 106,000       106,000
   Federal P/R Taxes (W/Penalties & Interest) (Note 4)           200,481       202,677
   State P/R Taxes                                                 2,208         2,208
   Accrued Expenses                                                9,400         9,400
                                                              ----------    ----------

Total Current Liabilities                                        363,901       362,455

Long Term Liabilities                                                  0             0
                                                              ----------    ----------

Total Liabilities                                                363,901       362,455
Stockholders' Equity

   Common Stock                                                    3,469         3,469

100,000,000 Authorized
   18,780,096 Issued/Outstanding @$.0001 Par Value (Note 6)
   Additional Paid In Capital                                    783,453       840,829
   Retained Earnings                                          (1,045,475)   (1,150,783)
Net Current Period Earnings (Loss)                               (38,924)            0
                                                              ----------    ----------
Total Stockholders' Equity                                      (297,478)     (309,954)
                                                              ----------    ----------

Total Liabilities and Stockholders' Equity                        66,423        55,970
                                                              ==========    ==========

         The accompanying notes are an integral part of these condensed financial statements.

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                 For the Three Months Ending September 30, 1998
                     and Twelve Months Ending June 30, 1998


                                         September 30,    June 30,
                                             1998           1998
                                             ----       -------------
                                          (Unaudited)     (Audited)


Income:
     Revenue (Note 5)                               0              0
     Other Income                                   0              0
                                          -----------    -----------
Gross Income                                        0              0

Operating Expenses                             35,264        292,492

Taxes
     FICA & FUI Taxes                               0              0
     SUI                                            0              0
                                          -----------    -----------
Total Taxes                                         0              0
                                          -----------    -----------

Net Operating Income (Loss)                   (35,264)      (292,492)

Other Deductions
     Depreciation                               1,410          5,064
     Amortization                               2,250         14,400
     Loss (Gain) on Sale of Assets                  0              0
     Loss on Investment                             0         25,015
                                          -----------    -----------
Total Other Deductions                          3,660         44,479

Interest Expense (Income)                           0              0
                                          -----------    -----------

Net Operating Income (Loss) After Taxes       (38,924)      (336,971)
                                          ===========    ===========



Weighted average number of
shares outstanding (Note 6)                18,780,096     34,687,796

Net income per share                            (.002)         (.010)


         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                September 30         June 30,
                                                                   1998                1998
                                                                   ----                ----
                                                                (Unaudited)          (Audited)
Cash Flows from Operating Activities:
     Net Income (Loss)                                            (38,924)            (336,971)
Adjustments for non-cash charges:
     Depreciation and Amortization                                  3,660               19,464
     Accounts Receivable (Increase) Decrease                      (16,325)                (162)
     Other Assets (Increase) Decrease                                   0               (1,630)
     Accounts Payable Increase (Decrease)                           2,074              (60,395)
     Increase (Decrease) in Income Taxes Payable                   (2,197)              35,700
     Current Liabilities Increase (Decrease)                            0              (51,978)
                                                                 --------             --------

Total adjustments                                                 (12,788)             (59,001)
                                                                 --------             --------

Net Cash provided (Used) By Operating Activities                  (51,712)            (395,972)

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                                           0               (3,502)
     Investment in Subsidiaries                                         0                    0

     Deferred organizational Costs                                      0               50,000
     Cash Used for Investments                                          0                    0
                                                                 --------             --------

Net Cash Provided (Used) By Investing Activities                        0               46,498

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock                             0              351,198
     Paid-In Capital                                               49,500                    0
     Proceeds from Issuance of Long Term Debt                           0                    0
                                                                 --------             --------

Net Cash Flows from Financing Activities                           49,500              351,198



Net Increase (Decrease) in Cash                                    (2,212)               1,724

Cash At Beginning of Period                                         2,197                  473
                                                                 --------             --------

Cash At End of Period                                                 (15)               2,517
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

The results of operations for the three-month period ending September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include only Viking Resources International, Inc. corporate operations.

NOTE 2:  LOANS RECEIVABLE

The loans receivable due the Company consist of the following:


         Loan due from AKO Resources, Inc.                           $     3,700
         Loan due from Executive JetPort of New Jersey, Inc.              15,000
         Employee Advances Receivable                                      1,324
         Other receivables - G.L. Kuhr                                     1,825
                                                                     -----------
                                                                     $    21,849

NOTE 3: COMPUTER EQUIPMENT

The computer equipment listed consists of a capitalized lease originated in July 1995 which has not yet been retired due to the Company's restricted cash flow during the period January 1996 to December 1997.

NOTE 4: INCOME TAXES

The Company has been accruing a significant Federal payroll tax, penalties and interest payable that was incurred in 1995. A Notice of Levy was sent in the amount of $206,531.71. The Company has been in communication with the Internal Revenue Service and expects to negotiate and settle this payable for a reduced amount.

NOTE 5:  REVENUE

The Company has not yet had significant revenue generation and should still be considered in the developmental stage. Revenues are recognized at the time goods are delivered to the customer.

NOTE 6:  SHARES OUTSTANDING

The total outstanding shares at September 30, 1998 includes adjustments made to reflect 2,150,000 authorized, but not yet issued and 18,057,700 cancelled, but awaiting return of certificates.

NOTE 7: ACQUISITIONS SUBSEQUENT TO SEPTEMBER 30, 1998

               Subsequent to the period ending September 30, 1998, the Company had no acquisitions.

                      VIKING RESOURCES INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period ended September 30, 1998.

Three months ended September 30, 1998
-------------------------------------

      During the three months ended September 30, 1998, significant events affected the Company's operations and business plans. The Company, working with Corporate Counsel, determined that it was in the best interests of the Company and its shareholders that the Chairman, Gerald L. Kuhr be removed from his positions with Viking Resources Int'l., Inc. The Company faced the difficult process associated with the expected shareholder questions and concerns about the August 25th announcement regarding the Chairman's removal. Additionally, it was determined that in terminating Mr. Kuhr, the Company had no alternative but to cancel the EPi acquisition. The Company also completely withdrew from any association with the Broad Cove Colony transaction since sufficient supporting documentation was never received. At the same time, the Company cancelled all of the shares issued to Mr. Kuhr, a total of 18,000,000 which effectively rescinded the EPi acquisition (6,000,000), the Broad Cove transaction (6,000,000), and 6,000,000 originally issued for purported value of real estate holdings of EPi (this would include the Connecticut property as well as other parcels that were to become part of Viking's holdings).

      The Company also intensified its search for sufficient funding to secure the Executive JetPort (EJP) joint venture as well as to support corporate operations and move forward with its revised business plan. In the interim, the Company continued to work with EJP (and other acquisition targets) to maintain communication and keep its options on these transactions open and available. The lack of funding and any cash flow at this time prohibited any forward movement on the planned Juleon, Inc. fiberglass operation start-up. Juleon continues to operate as a single unit long-haul trucking operation supporting only its two employees and reflecting minimal operating profits.

      On July 1, 1998, the Company communicated via press release to its shareholders the status of its funding and pending acquisitions, which information was provided by Chairman Kuhr. Following this release, the Company, through various business contacts, investigation, and requests to Chairman Kuhr for substantive documentation and information relevant to the 7/1/98 release, as well as prior releases and other communication, determined that Mr. Kuhr was unable to secure financing or to conclude acquisition negotiations. (See first paragraph above under Three months ended September 30, 1998.)

                 On July 24, 1998, the Company announced a $2.0 Million funding agreement with Hampton Group, LLC. Despite Hampton Group's efforts, they were unable to secure the funding due to the Company's current price per share which had been significantly eroded as a result of possible shorting following the funding transaction that Mr. Kuhr entered into with Bodden & Co. Hampton Group did assist the Company in facilitating the return of 3.0M shares of common stock from Bodden & Co. In a private transaction, the Company sold 500,000 of these returned shares due to the critical nature of its cash flow situation. The remaining 2,500,000 shares are housed in a brokerage account maintained by Hampton Group for the benefit of the Company.

         On July 29, 1998, the Memorandum of Understanding was signed with Executive JetPort of New Jersey, Inc. (EJP). Located at New Jersey's Trenton-Mercer Airport, EJP holds a 30-year lease for 27 acres of land and buildings providing Fixed Base Operation (FBO) services to the aviation industry. During this reporting period, EJP continued with its efforts to renovate the FBO and to sign contracts and agreements with suppliers and with new clients as announced on July 31st and August 18th.

         On August 7, 1998, at a meeting of the Board of Directors of the Company, a Resolution was prepared terminating Gerald L. Kuhr effective immediately from all positions held with the Company and demanding the return of all stock previously issued.

         On August 24, 1998, at a meeting of the Board of Directors of the Company, information was presented concerning the use by the Company of two blocks of Viking restricted common stock owned by Dan O. Erickson, which shares had issue dates in 1995. The first, an issue on June 2, 1995 in the amount of 1,000,000 shares, was used by the Company in a collateral transaction in 1995 and subsequently, in November of 1997, the shares were acquired by Industrial State Bank of Oklahoma due to the default by the borrower for whom these shares were utilized as collateral. In July of 1998, the Bank sold these shares. The second, an issue on November 6, 1995 in the amount of 350,000 shares, was utilized as collateral in 1996 in lieu of repayment of a loan made by Gerald L. Kuhr to Viking. Mr. Kuhr later used these shares as collateral on a transaction involving Irving Backman of Boston, MA. Mr. Kuhr defaulted on this loan and it became a liability for Viking as successor-in-interest when Viking acquired Mr. Kuhr's company, EPi Systems, Inc. As a result, Mr. Erickson was forced to forfeit those 150,000 shares. As a result of these transactions, it was determined that these shares were owned by Mr. Erickson; the shares were used for Company purposes; he was at full economic risk as of the original dates of issue; and the holding period began when he became at full economic risk. The Company, therefore, authorized the issue of 1,150,000 shares of non-restricted stock to Mr. Erickson.

         On August 25, 1998, the Company's transfer agent was directed to issue 100,000 shares of restricted common stock to Linda Specht, an employee. These shares are a part of Ms. Specht's Employment Agreement of March 15, 1998, and although authorized, the shares have not been issued.

         On August 25, 1998, the Company announced the removal of its Chairman, Gerald Kuhr. This action was determined to be in the best interests of the Company and its shareholders. The Company cancelled the transaction with Bodden & Co. (which included an issue of 6.0M shares of non-restricted common stock). Further, the Company cancelled all of the restricted stock issued to Mr. Kuhr - a total of 18.0M shares of restricted common stock.

         On August 31, 1998, the Company authorized, by Board Resolution and in a letter to its transfer agent, the issuance of 900,000 shares of restricted common stock to Linda Specht, an employee. Ms. Specht's Employment Agreement was amended effective September 1, 1998 to reflect a new position as Executive Vice President with a salary increase to $75,000 per year. These resolutions were recommended as a result of significant additional responsibility demanded of Ms. Specht in light of the Company's difficulties during the preceding months and in recognition of her entrepreneurial efforts, working with little or no payment of salary or other compensation. In addition, Ms. Specht was nominated to be a Director and the Secretary of the Corporation effective September 1, 1998.

Liquidity and Capital Resources at September 30, 1998
-----------------------------------------------------

                    In announcing the $2.0 Million funding agreement with Hampton Group, LLC, the Company anticipated a fast turnaround enabling it to consummate the EJP joint venture agreement and move forward with other operating necessities. Despite Hampton Group's efforts, they were unable to secure the funding due to the Company's current price per share, which had been significantly eroded. Hampton Group did assist the Company in facilitating the return of 3.0M shares of common stock from Bodden & Co. In a private transaction, the Company sold 500,000 of these returned shares due to the critical nature of its cash flow situation. The remaining 2,500,000 shares are housed in a brokerage account maintained by Hampton Group for the benefit of the Company.
Consequently, the Company's liquidity and capital resources remain limited.


Events Subsequent to September 30, 1998
---------------------------------------

      There were no substantive events subsequent to September 30, 1998, although the Company continued its efforts to obtain funding and maintained communication with EJP.





                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

      To the Company's knowledge, there were no legal proceedings during the quarter ending September 30, 1998.



Item 2. Form 8-K
----------------

      No reports on Form 8-K were filed during this period.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VIKING RESOURCES INTERNATIONAL, INC.



DATE: JUNE 30, 1999                                   BY   /S/ DAN O. ERICKSON
                                                          ---------------------
                                                          DAN O. ERICKSON
                                                          PRESIDENT/CEO/CHAIRMAN





         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



SIGNATURE                                                    DATE



/S/ DAN O. ERICKSON                                          JUNE 30, 1999
-------------------                                          -------------
DAN O. ERICKSON,
PRESIDENT/CEO/CHAIRMAN