Form 10QSB
period 1998-12-31
VIKING RESOURCES INTERNATIONAL INC
filed 1999-07-07
CIK 836433

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                For the quarterly period ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes _ No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The total outstanding shares reflected below as at December 31, 1998 includes adjustments made to reflect 2,150,000 shares authorized, but not yet issued and 18,057,700 shares cancelled, but awaiting return of certificates.



Class                                     Outstanding at December 31, 1998
-----                                     --------------------------------
(Common stock, $.0001 par value)                     19,380,096


                      VIKING RESOURCES INTERNATIONAL, INC.
                                      INDEX

Part I:  Financial information                                                          Page No.
           Condensed consolidated balance sheet December 31, 1998
              and September 31, 1998.                                                     3 - 4


           Condensed consolidated statement of income three months
              ended December 31, 1998 and six months year to date.                            5


           Condensed consolidated statement of cash flows - three months
              ended December 31, 1998 and six months year to date.                            6


           Notes to condensed consolidated financial statements                               7


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   8 - 9



Part II: Other information
         Item 1   Legal Proceedings                                                           9
         Item 2   Reports on Form 8-K                                                         9


                         PART I - FINANCIAL INFORMATION

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS


                                                    December 31,       September 31,
                                                       1998                1998
                                                       ----                ----
                                                    (Unaudited)         (Unaudited)
Current assets
   Cash - Checking                                        24                  (15)
   Loans Receivable (Note 2)                          18,700               18,700
   Employee Advances (Note 2)                          1,225                1,325
   Other Receivable (Note 2)                           1,825                1,825
                                                     -------              -------

         Total Current Assets                         21,774               21,834

Fixed Assets
   Computer Equipment/Software (Note 3)               31,440               31,440
     Less Accumulated Depreciation                   (19,295)             (17,885)
                                                     -------              -------

Total Fixed Assets                                    14,146               13,556

Other Assets
   Organizational Costs                               76,111               76,111
     Less Accumulated Amortization                   (47,328)             (45,078)
                                                     -------              -------

Total Other Assets                                    28,783               31,033
                                                     -------              -------

Total Assets                                          62,702               66,423
                                                     =======              =======

         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET


                                   LIABILITIES

                                                              December 31,  September 31,
                                                                1998            1998
                                                                ----            ----
                                                             (Unaudited)     (Unaudited)
Current Liabilities
   Accounts Payable                                               32,770        31,808
   Notes Payable                                                  14,004        14,004
   Wages Payable                                                 106,000       106,000
   Federal P/R Taxes (W/Penalties & Interest) (Note 4)           200,480       200,480
   State P/R Taxes                                                 2,208         2,208
   Accrued Expenses                                                9,400         9,400
                                                              ----------    ----------

Total Current Liabilities                                        364,863       363,901

Long Term Liabilities                                                  0             0
                                                              ----------    ----------

Total Long Term Liabilities                                      364,863       363,901
Stockholders' Equity

   Common Stock                                                    3,469         3,469

100,000,000 Authorized
   19,380,096 Issued/Outstanding @$.0001 Par Value (Note 6)
   Additional Paid In Capital                                    783,453       783,453
   Retained Earnings                                          (1,045,475)   (1,045,475)
Net Current Period Earnings (Loss)                               (43,607)      (32,924)
                                                              ----------    ----------

Total Stockholders' Equity                                      (302,160)     (297,478)
                                                              ----------    ----------

Total Liabilities and Stockholders' Equity                        62,702        66,423
                                                              ==========    ==========

         The accompanying notes are an integral part of these condensed financial statements.

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

    For the Three Months Ending December 31, 1998 and Six Months Year to Date


                                           December 31,
                                              1998       Year to Date
                                              ----       ------------
                                           (Unaudited)   (Unaudited)

Income:
     Revenue (Note 5)                               0              0
     Other Income (Fee Income)                      0              0
                                          -----------    -----------

Gross Income                                        0              0

Operating Expenses                              1,022         36,287
                                          -----------    -----------

Taxes
     FICA & FUI Taxes                               0              0
     SUI                                            0              0
                                          -----------    -----------
Total Taxes                                         0              0
                                          -----------    -----------

Net Operating Income (Loss)                    (1,022)       (36,287)

Other Deductions
     Depreciation                               1,410          2,820
     Amortization                               2,250          4,500
     Loss on Sale of Assets                         0              0
     Loss on Investment                             0              0
                                          -----------    -----------
Total Other Deductions                          3,660          7,320

Interest Expense (Income)                           0              0
                                          -----------    -----------

Net Operating Income (Loss) After Taxes        (4,682)       (43,607)
                                          ===========    ===========



Weighted average number of
shares outstanding                         19,380,096     19,380,096

Net income per share                           (.0002)         (.002)


         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                              December 31,       Year to
                                                                 1998             Date
                                                                 ----             ----
                                                              (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
     Net Income (Loss)                                           (4,682)           (43,607)
Adjustments for non-cash charges:
     Depreciation and Amortization                                3,660              7,320
     Accounts Receivable (Increase) Decrease                        100            (16,225)
     Other Assets (Increase) Decrease                                 0                  0

     Accounts Payable Increase (Decrease)                           962              3,035
     Current Liabilities Increase (Decrease)                          0             (2,197)
                                                                -------            -------

Total adjustments                                                 4,722             (8,067)
                                                                -------            -------

Net Cash provided (Used) By Operating Activities                    (40)           (51,066)

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                                         0                  0
     Investment in Subsidiaries                                       0                  0
     Proceeds from Issuance of Long Term Debt                         0                  0
     Cash Used for Investments                                        0                  0
                                                                -------            -------

Net Cash Provided (Used) By Investing Activities                      0                  0

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock                           0                  0
     Paid-In Capital                                                  0             49,500
Proceeds from Issuance of Long Term Debt                              0                  0
                                                                -------            -------

Net Cash Flows from Financing Activities                              0             49,500
                                                                -------            -------


Net Increase (Decrease) in Cash                                     (40)            (2,173)

Cash At Beginning of Period                                          16              2,197
                                                                -------            -------

Cash At End of Period                                                24                 24
                                                                =======            =======

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

The results of operations for the three-month period ending December 31, 1998 and the six months year to date are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include only Viking Resources International, Inc. corporate operations.


NOTE 2:  LOANS RECEIVABLE

The loans receivable due the Company consist of the following:

         Loans due from Executive JetPort of New Jersey, Inc.       $    15,000
         Loans due from AKO Resources, Inc.                               3,700
         Employee Advances                                                1,225
         Other Receivables - G.L. Kuhr                                    1,825
                                                                    -----------
                  Total                                             $    21,750


NOTE 3: COMPUTER EQUIPMENT

The computer equipment listed consists of a capitalized lease originated in July 1995 which has not yet been retired due to the Company's restricted cash flow during the period January 1996 to December 1997.

NOTE 4: INCOME TAXES

The Company continues in its communication and negotiation with the Internal Revenue Service to settle a significant Federal payroll tax, penalties and interest payable which was originally incurred in 1995.

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

NOTE 7: ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1998

Subsequent to the period ending December 31, 1998, the Company had no acquisitions.

                      VIKING RESOURCES INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and operating results during the period, ended December 31, 1998.

Three months ended December 31, 1998
------------------------------------

      During the three months ended December 31, 1998 the Company endeavored to secure funding to support corporate operations and move forward with its revised business plan, including its proposed acquisition of Executive JetPort (EJP). The Company continued to maintain communication with EJP (and other acquisition targets). The lack of funding and any cash flow at this time prohibited any forward movement on the planned Juleon, Inc. fiberglass operation start-up. Juleon continues to operate as a single unit long-haul trucking operation supporting only its two employees and reflecting minimal operating profits. The Company worked diligently to hold in abeyance all financial obligations, including accounts payable, notes payable, wages payable, capital lease payable, taxes and other accrued expenses.

      During this period, the Company continued with its revised business plan to reduce the focus on environmental and move toward a more diversified holding company approach. The revised plan included a structure of four groups:
Aviation, Environmental, Manufacturing and Real Estate. The Company was involved in negotiations with acquisition candidates within each of these groups, EJP representing the aviation group. Others included the planned funding of a fiberglass products operation, the acquisition of a furniture manufacturer, the acquisition of a new tire recycling operation in Central Florida, and a real estate project in PA. The Company's management explored numerous sources to obtain the funding necessary for these acquisitions and operations. Although the Company was unsuccessful in obtaining the funding to fully support this restructuring, it was able to elicit significant interest on funding the aviation acquisition candidate, EJP. Through negotiations subsequent to this period, the Company was able to enter into a bridge loan funding agreement for the EJP project.

      During the December 1998 period, an International Business Intermediary and Zurich certified countertrader was engaged to assist in the funding goals of the Company. A commitment for a $10.0M Financial Guarantee Bond was obtained during this period and the Company pursued a lender to fund using this credit enhancement instrument. The Company was unable to secure a lender in this transaction.

      On December 14, 1998, the Company entered into an agreement with NIKA Corporation/Ronald Minges to provide capital funding in exchange for an issue of 600,000 shares of restricted common stock. These shares were issued on December 21, 1998. Subsequent to this report, this transaction was cancelled and the Company cancelled the 600,000 shares.

      In preparation for a changeover of transfer agents, the Company discovered a reporting error relevant to a stock issuance in January of 1998. This error, issuing 1,000 shares more than authorized, will be addressed with the recipient of the shares and with the transfer agent.

Liquidity and Capital Resources at December 31, 1998
----------------------------------------------------

      During the period ending December 31, 1998, without significant infusion of capital the Company's liquidity and capital resources continued to be severely restricted in its operation, development and acquisitions. The need for capital infusion was critical and will be necessary for the Company to move forward in order to accomplish its goals. Despite multiple potential transactions, the Company was unable to secure funding during this period. This was primarily due to the market price of its shares (average price for three months ended 12/31/98 was $ .06. For this reason, the Company determined that it would not use its brokerage account securities for any further cash flow purposes.

Events Subsequent to December 31, 1998
--------------------------------------

      Subsequent to this reporting period, the Company successful obtained bridge loan financing allowing it to acquire 49.9% of Executive JetPort as a first step to an 80.1% ownership position.

      The Company continued to pursue other funding to obtain net proceeds in excess of $8.0M for its restructured business plan including certain transactions presented by the International Business Intermediary.


                                    PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

      To the Company's knowledge, there were no legal proceedings during the quarter ending December 31, 1998.



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



SIGNATURE                                                     DATE



/S/ DAN O. ERICKSON                                           JUNE 30, 1999
-------------------
DAN O. ERICKSON,
PRESIDENT/CEO/CHAIRMAN