Form 10QSB
period 1999-03-31
VIKING RESOURCES INTERNATIONAL INC
filed 1999-07-08
CIK 836433

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes _ No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The total outstanding shares reflected below as at March 31, 1999 includes adjustments made to reflect 2,150,000 shares authorized, but not yet issued and 18,657,700 shares cancelled, but awaiting return of certificates.




Class                                      Outstanding at March 31, 1999
-----                                      -----------------------------
(Common stock, $.0001 par value)                   18,780,096


                      VIKING RESOURCES INTERNATIONAL, INC.
                                      INDEX

Part I:  Financial information                                                          Page No.

           Condensed consolidated balance sheet March 31, 1999
              and December 31, 1998.                                                    3 - 4


           Condensed consolidated statement of income three months
              ended  March 31, 1999 and nine months year to date.                           5


           Condensed consolidated statement of cash flows - three months
              ended March 31, 1999 and nine months year to date.                            6


           Notes to condensed consolidated financial statements                         7 - 8


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                9 - 10



Part II: Other information
         Item 1   Legal Proceedings                                                        11
         Item 2   Reports on Form 8-K                                                      11


                         PART I - FINANCIAL INFORMATION

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET



                                     ASSETS


                                                March 31,  December 31,
                                                  1999        1998
                                                  ----        ----
                                              (Unaudited)  (Unaudited)

Current assets
   Cash - Checking                                (2,452)         24
   Loans Receivable  (Note 2)                     18,700      18,700
   Employee Advances  (Note 2)                     3,674       1,225
   Other Receivable  (Note 2)                          0       1,825
                                                --------    --------

         Total Current Assets                     19,922      21,774

Fixed Assets
   Computer Equipment/Software                    31,579      31,440
         Less Accumulated Depreciation           (20,705)    (19,295)
   Investment in Subsidiaries (Note 3)           499,000           0
                                                --------    --------

Total Fixed Assets                               509,874      14,146

Other Assets
   Organizational Costs                           76,111      76,111
     Less Accumulated Amortization               (49,578)    (47,328)
   Acquisition Deposits (Note 4)                  50,000           0
   Security Deposits                               1,000           0
                                                --------    --------

Total Other Assets                                77,533      28,783
                                                --------    --------

Total Assets                                     607,330      62,702
                                                ========    ========

         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                   LIABILITIES

                                                               March 31,    December 31,
                                                                  1999         1998
                                                                  ----         ----
                                                              (Unaudited)   (Unaudited)
Current Liabilities
   Accounts Payable (Note 5)                                      25,482        32,770
   Notes Payable  (Note 5)                                       593,004        14,004
   Wages Payable  (Note 5)                                       106,000       106,000
   Federal P/R Taxes (W/Penalties & Interest) (Note 6)           200,481       200,481
   State P/R Taxes                                                 2,208         2,208
   Contingent Liabilities                                          9,400         9,400
                                                              ----------    ----------

Total Current Liabilities                                        936,575       364,863

Total Long Term Liabilities                                            0             0
                                                              ----------    ----------

Total Long Term Liabilities                                            0             0
Stockholders' Equity

   Common Stock                                                    3,469         3,469

100,000,000 Authorized
   18,780,096 Issued/Outstanding @$.0001 Par Value (Note 7)
   Additional Paid In Capital                                    783,453       783,453
   Retained Earnings                                          (1,045,475)   (1,045,475)
Net Current Period Earnings (Loss)                               (70,692)      (43,607)
                                                              ----------    ----------

Total Stockholders' Equity                                      (329,245)     (302,160)
                                                              ----------    ----------

Total Liabilities and Stockholders' Equity                       607,330        62,423
                                                              ==========    ==========

         The accompanying notes are an integral part of these condensed financial statements.

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

     For the Three Months Ending March 31, 1999 and Nine Months Year to Date

                                             March 31,
                                              1999        Year to Date
                                              ----        ------------
                                           (Unaudited)     (Unaudited)
Income:
     Revenue (See Note 8)                           0              0
     Other Income (Fee Income)                      0              0
                                          -----------    -----------

Gross Income                                        0              0

Operating Expenses                             23,425         59,712

Taxes
     FICA & FUI Taxes                               0              0
     SUI                                            0              0
                                          -----------    -----------
Total Taxes                                         0              0
                                          -----------    -----------

Net Operating Income (Loss)                   (23,425)       (59,712)

Other Deductions
     Depreciation                               1,410          4,230
     Amortization                               2,250          6,750
     Loss on Sale of Assets                         0              0
     Loss on Investment                             0              0
                                          -----------    -----------
Total Other Deductions                          3,660         10,980

Interest Expense (Income)                           0              0
                                          -----------    -----------

Net Operating Income (Loss) After Taxes       (27,085)       (70,692)
                                          ===========    ===========



Weighted average number of
shares outstanding (Note 7)                18,780,096     18,780,096

Net income per share                            (.001)         (.004)


         The accompanying notes are an integral part of these condensed financial statements

              VIKING RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                    March 31,    Year to
                                                      1999        Date
                                                      ----        ----
                                                   (Unaudited) (Unaudited)


Cash Flows from Operating Activities:
     Net Income (Loss)                              (27,085)    (70,692)
Adjustments for non-cash charges:
     Depreciation and Amortization                    3,660      10,980
     Accounts Receivable (Increase) Decrease           (624)    (16,849)
     Other Assets (Increase) Decrease                     0           0
     Accounts Payable Increase (Decrease)           571,712     574,748
     Current Liabilities Increase (Decrease)              0      (2,197)
                                                   --------    --------

Total adjustments                                   572,923     564,857
                                                   --------    --------

Net Cash provided (Used) By Operating Activities    547,663     495,990

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                          (139)       (139)
     Investment in Subsidiaries                    (499,000)   (499,000)

     Cash Used for Investments (Deposits)            (1,000)     (1,000)
                                                   --------    --------

Net Cash Provided (Used) By Investing Activities   (500,139)   (500,139)

Cash Flows from Financing Activities:
     Proceeds from Issuance of Common Stock               0           0
     Paid-In Capital                                      0      49,500
     Acquisition Deposit - MCDI                     (50,000)    (50,000)
     Proceeds from Issuance of Long Term Debt             0           0
                                                   --------    --------

Net Cash Flows from Financing Activities            (50,000)    (50,000)



Net Increase (Decrease) in Cash                      (2,476)     (4,649)

Cash At Beginning of Period                              24       2,197
                                                   --------    --------

Cash At End of Period                                (2,452)     (2,452)
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

The results of operations for the three-month period ending March 31, 1999 and the nine months year to date, are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include only Viking Resources International, Inc. corporate operations.


NOTE 2:  LOANS RECEIVABLE

The loans receivable due the Company consist of the following:


         Loan due from AKO Resources, Inc.                    $   3,700
         Loan due from Executive JetPort of New Jersey, Inc.     15,000
         Employee Advances                                        3,674
                                                             ----------
                  Total                                       $  22,374


NOTE 3:  INVESTMENT IN SUBSIDIARIES

The Company signed a Purchase Sale Agreement to acquire 49.9% ownership of Executive JetPort of New Jersey, Inc. on February 24, 1999 for the amount of $499,000 cash secured by a promissory note. The Agreement included an option to purchase up to 80% ownership within 180 days.


NOTE 4:  DEPOSITS

The Company entered into a Letter of Intent to purchase Masterpiece Cabinetry & Design, Inc., a North Carolina furniture/case goods manufacturer, which required a non-refundable deposit in the amount of $100,000. The initial deposit of $50,000 was made by the Company on February 25, 1999. The final deposit was not made during this period, causing default under the agreement. The Company is still in the process of negotiating a resolution.

NOTE 5:  NOTES PAYABLE

The notes payable by the Company consist of the following:

         Andrew G. Erickson                          $  14,004
         Peter Gianoukas                                10,000
         Mark Simpson                                   10,000
         Executive JetPort of NJ, Inc.                 346,500
         Sierra Pacific Ventures, LLC                  212,500
                                                     ---------
                                                      $593,004

NOTE 6:   INCOME TAXES

The Company has accrued a significant Federal payroll tax, penalties and interest payable that was incurred in 1995. The Company expects to negotiate and settle this payable for a reduced amount.

NOTE 7: SHARES OUTSTANDING

The total outstanding shares at March 31, 1999 include adjustments made to reflect 2,150,000 shares authorized, but not yet issued and 18,657,700 shares cancelled, but awaiting return of certificates.

NOTE 8:  REVENUE

The Company has not yet had significant revenue generation and should still be considered in the developmental stage. Revenues are recognized at the time goods are delivered to the customer.

                      VIKING RESOURCES INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period ended March 31, 1999.

Three months ended March 31, 1999
---------------------------------

      During the three months ended March 31, 1999 the Company focused on its aviation group acquisition, Executive JetPort of NJ, Inc. (EJP), a Fixed Base Operation (FBO) servicing the aviation industry and located at the Trenton-Mercer Airport in W. Trenton, NJ. Through the efforts of Mr. Erickson, President of the Company, a bridge loan commitment in the amount of $650,000 was secured with Sierra Pacific Ventures, LLC, (SPV) of Moses Lake, WA. This commitment, announced on February 19, 1999, allowed the Company to negotiate a purchase contract, signed on February 24, l999, to acquire 49.9% ownership of EJP. The EJP Purchase/Sale Agreement required a series of staged payments from the Company, collateralized by a promissory note and includes a 180 day option for the Company to acquire additional ownership to the 80% level. At the end of this reporting period, the Company had funded only $152,500 of the $499,000 purchase price due to delays on the part of SPV. This delay in the bridge funding from SPV caused the Company to miss certain payment dates to EJP as specified in the Agreement. To avoid a cancellation of the Agreement and as further inducement to EJP to remain a party to the Agreement, Mr. Erickson, Chairman, President/CEO agreed to a change in management control. As related in a Company press release of March 26, 1999, Thomas E. Patterson, President/CEO of EJP was appointed Chairman/CEO of the Company. Mr. Erickson remained as President/CFO. This action by the Company allowed the acquisition and funding to move forward. During March of this period, as the bridge loan funding flowed into the Company, EJP was able to proceed with the completion of the necessary upgrades and changes to the FBO facility and personnel. Subsequent to this report, EJP began operations.

       During this period, the Company added four new members to the Board of Directors; Russell H. Scoville, MBA, Thomas E. Patterson, Eric R. Estoos and Robert H. Aldrich. Mr. Scoville has been assisting the Company in the search for funding. Mr. Patterson, President/CEO of Executive JetPort of NJ joined the BOD under the purchase agreement to acquire 49.9% of EJP. Mr. Estoos, who introduced the bridge lender to the Company and was contracted to be an investor relations representative, joined the BOD. Mr. Aldrich, a minority shareholder in EJP, is handling special projects for the JetPort.

      In January, the BOD voted to rescind the Juleon acquisition since no funds can be committed to its start up as a fiberglass production facility. The principals of Juleon have been "on hold" since June of 1997, enduring significant negative economic impact due to this prolonged delay on the part of the Company. As reasonable compensation for this, they will maintain their shares in the Company.

      On February 20, 1999, the Company entered into a one-year contract with Cornicopia Financial Inc./Eric Estoos to provide Financial Public Relations services. The contract calls for an initial monthly payment of $3,000, with increases tied to market price per share.

      In March 1999, the Company moved to larger offices on Gandy Boulevard in Tampa, Florida. This 2300 square foot office is leased for a period of twelve months. The Company maintains an additional office in W. Trenton, NJ at EJP's headquarters.

      During this period, the Company cancelled a previously reported financial transaction with NIKA Corporation/Ronald Minges. All shares issued as a part of this transaction have been cancelled.

Liquidity and Capital Resources at March 31, 1999
-------------------------------------------------

      During the period ending March 31, 1999, the Company added capital to its operating and acquisition funds through a Line of Credit Loan Agreement in the amount of $650,000 with Sierra Pacific Ventures, LLC. This Agreement requires interest to be paid at the rate of five percent quarterly ninety days after each periodic payment is received, and the issuance of 2,000,000 shares of the Company's common stock. The bulk of the funds are intended for its subsidiary, EJP, which funding provides the necessary capital to EJP to continue with its renovations to the FBO facility and to support its infrastructure as it nears commencement of operations. A non-refundable deposit was paid under a Letter of Intent to acquire 100% ownership in Masterpiece Cabinetry & Design, Inc. of Fayetteville, NC. The balance was utilized for corporate operations, travel and other business expenses.


Events Subsequent to March 31, 1999
-----------------------------------

      On May 5, 1999, the Company announced that its subsidiary, EJP, signed an agreement with the Army National Guard to provide fuel for transient military aircraft at Trenton-Mercer Airport.

      On May 10, 1999, the Company held a conference call to provide information directly to shareholders of interest. Chairman Patterson discussed the current status of the planned commencement of EJP operations, the multitude of services and revenue centers at EJP, future acquisition plans and the potential of the aviation industry. The taped call was available for replay.

      After final testing of its facility, the Company announced on June 24, 1999, the opening of full operations at EJP.

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



VIKING RESOURCES INTERNATIONAL, INC.



DATE: JULY 6, 1999                               BY   /S/ THOMAS E. PATTERSON
                                                     ------------------------
                                                     THOMAS E. PATTERSON
                                                     CHAIRMAN/CEO




DATE: JULY 6, 1999                               BY   /S/ DAN O. ERICKSON
                                                     ---------------------
                                                     DAN O. ERICKSON
                                                     PRESIDENT/CFO





         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



SIGNATURE                                              DATE



/S/ THOMAS E. PATTERSON                                JULY 6, 1999
-----------------------
THOMAS E. PATTERSON,
CHAIRMAN/CEO


/S/ DAN O. ERICKSON                                    JULY 6, 1999
-------------------
DAN O. ERICKSON,
PRESIDENT/CFO